Form 10-Q
period 1995-09-30
REUNION RESOURCES CO
filed 1995-11-14
CIK 15876

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO

COMMISSION FILE NUMBER 1-7726


                           REUNION RESOURCES COMPANY
             (Exact name of registrant as specified in its charter)


          DELAWARE                              76-0404108
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification Number)


                            2801 POST OAK BOULEVARD
                                   SUITE 400
                             HOUSTON, TEXAS  77056
                    (Address of principal executive offices)

                                 (713) 627-9277
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X      NO     .



 As of September 30, 1995, the Registrant had 3,845,085 shares of common stock, par value $.01, outstanding.

                               TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

                                                                         PAGE
                                                                         ----
Item 1. Financial Statements


        Consolidated Balance Sheets - September 30, 1995 (Unaudited)
          and December 31, 1994                                           2

        Consolidated Statements of Operations (Unaudited)
          Three and Nine Months Ended September 30, 1995 and 1994         4

        Consolidated Statements of Cash Flows (Unaudited)
          Nine Months Ended September 30, 1995 and 1994                   5

        Notes to Consolidated Financial Statements (Unaudited)            6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        13


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                18

SIGNATURE                                                                19


PART 1--FINANCIAL INFORMATION
Item 1. Financial Statements

                  REUNION RESOURCES COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)


                                                                       SEPTEMBER 30   DECEMBER 31
                                                                          1995           1994
                                                                       ------------   -----------
                                                                        (UNAUDITED)
                   ASSETS
CURRENT ASSETS
 Cash and Cash Equivalents                                                $ 1,572      $ 9,225
 Accounts Receivable, Less Allowance for
  Doubtful Accounts of $505 and $215, respectively                          7,340        2,702
 Inventories                                                                2,543           --
 Customer Tooling-in-process                                                1,473
 Prepaid Expenses and Other Current Assets                                  1,667          450
                                                                          -------      -------
  TOTAL CURRENT ASSETS                                                     14,595       12,377
                                                                          -------      -------
PROPERTY, PLANT AND EQUIPMENT
 Proved Oil and Gas Properties (Full Cost Method)                          39,097       34,502
 Plastics Plants and Equipment                                              5,752           --
 Other                                                                        916          896
                                                                          -------      -------
                                                                           45,765       35,398
 Less Accumulated Depreciation,
  Depletion and Amortization                                              (23,881)     (14,989)
                                                                          -------      -------
                                                                           21,884       20,409
                                                                          -------      -------
OTHER ASSETS
 Investment in The Juliana Preserve                                        15,693       14,828
 Goodwill                                                                   5,456           --
 Property Held for Sale                                                     2,166        2,166
 Other                                                                      1,005        1,859
                                                                          -------      -------
                                                                           24,320       18,853
                                                                          -------      -------
                                                                          $60,799      $51,639
                                                                          =======      =======



         See Accompanying Notes to Consolidated Financial Statements.

                  REUNION RESOURCES COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)


                                                       SEPTEMBER 30,    DECEMBER 31,
                                                           1995            1994
                                                       ------------     ------------
                                                        (UNAUDITED)
      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Current Portion of Long-Term Debt                        $ 5,627           $   569
 Accounts Payable                                           5,564             2,141
 Customer deposits                                          1,682                --
 Accrued Expenses and Other                                 4,516               866
                                                          -------           -------
  TOTAL CURRENT LIABILITIES                                17,389             3,576

LONG-TERM DEBT                                              3,084             2,693
LONG-TERM DEBT-CHATWINS                                     4,933                --
OTHER                                                         504               746
                                                          -------           -------
  TOTAL LIABILITIES                                        25,910             7,015
                                                          -------           -------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Common Stock ($.01 par value; 8,000 authorized:
  4,102 and 4,051 issued; 3,845 and 3,794
  outstanding, respectively)                                   40                40
 Additional Paid-in Capital                                30,988            30,437
 Retained Earnings (Since January 1, 1989)                  5,659            15,945
 Less Treasury Shares, at cost (257 shares)                (1,798)           (1,798)
                                                          -------           -------
  TOTAL SHAREHOLDERS' EQUITY                               34,889            44,624
                                                          -------           -------
                                                          $60,799           $51,639
                                                          =======           =======


         See Accompanying Notes to Consolidated Financial Statements.

                  REUNION RESOURCES COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                              SEPTEMBER 30,             SEPTEMBER 30,
                                           ------------------        ------------------
                                             1995       1994            1995     1994
                                           -------    -------        --------   -------
OPERATING REVENUE
 Plastic Products                          $ 1,804    $     --       $  1,804   $    --
 Oil and Gas                                 1,472       1,633          4,272     4,337
 Agriculture                                    --       1,619             --     1,619
                                           -------    --------       --------   -------
                                             3,276       3,252          6,076     5,956

OPERATING COSTS AND EXPENSES
 Plastic Products-Cost of Sales              1,524          --          1,524        --
 Oil and Gas - Operating Costs                 835         750          2,425     2,355
 Agriculture - Operating Costs                  --       1,432             --     1,432
 Impairment of Oil and Gas Properties        1,464       3,183          6,979     3,183
 Oil and Gas - Depreciation, Depletion
  and Amortization                             644         883          1,889     2,207
 Selling, General and Administrative         1,832         638          3,682     2,412
                                           -------    --------       --------   -------
                                             6,299       6,886         16,499    11,589
                                           -------    --------       --------   -------
OPERATING LOSS                              (3,023)     (3,634)       (10,423)   (5,633)
                                           -------    --------       --------   -------
OTHER INCOME AND (EXPENSE)
 Gain on Sale of Property                       --          21            133       192
 Other, Including Interest Income               70          81            338       338
 Interest Expense                             (191)        (81)          (334)     (221)
                                           -------    --------       --------   -------
                                              (121)         21            137       309
                                           -------    --------       --------   -------
NET LOSS                                   $(3,144)   $ (3,613)      $(10,286)  $(5,324)
                                           =======    ========       ========   =======
NET LOSS PER COMMON SHARE AND
 COMMON SHARE EQUIVALENT                   $  (.82)   $   (.95)      $  (2.69)  $ (1.40)
                                           =======    ========       ========   =======
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 AND COMMON SHARE EQUIVALENTS OUTSTANDING    3,845       3,804          3,825     3,804
                                           =======    ========       ========   =======


         See Accompanying Notes to Consolidated Financial Statements.

                  REUNION RESOURCES COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                           ---------------------
                                                             1995         1994
                                                           --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                  $(10,286)    $ (5,324)
 Adjustments to Reconcile Net Loss to Net Cash
  Provided From Operating Activities
   Impairment of Oil and Gas Properties                       6,979        3,183
   Depreciation, Depletion and Amortization                   1,889        2,207
   Extension of Warrants to Purchase Common Stock               478           --
   Other                                                       (107)        (181)
                                                           --------     --------
                                                             (1,047)        (115)
 Changes in Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable                 1,238       (2,641)
   (Increase) Decrease in Other Current Assets                 (449)         332
   Increase in Current Liabilities                            1,347          616
   Other                                                        (33)         (44)
                                                           --------     --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           1,056       (1,852)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of Oneida Molded Plastics Corp.                 (3,398)          --
 Acquisition of Oil and Gas Properties                           --       (4,862)
 Exploration and Development of Oil and Gas Properties       (4,371)      (1,478)
 Investment in The Juliana Preserve                            (805)          --
 Other Capital Expenditures                                     (12)        (658)
 Other                                                          128          340
                                                           --------     --------
NET CASH USED IN INVESTING ACTIVITIES                        (8,458)      (6,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Issuance of Debt Obligations                      --          550
 Payments of Debt Obligations                                  (324)        (166)
 Proceeds From Exercise of Common Stock Options                  73            1
                                                           --------     --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            (251)         385

DECREASE IN CASH AND CASH EQUIVALENTS                        (7,653)      (8,125)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              9,225       16,014
                                                           --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  1,572     $  7,889
                                                           ========     ========

         See Accompanying Notes to Consolidated Financial Statements.

                  REUNION RESOURCES COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  CONSOLIDATED FINANCIAL STATEMENTS

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of Reunion Resources Company ("RRC") and its majority owned subsidiaries. As used herein, the term "Company" refers to RRC, its predecessors and its subsidiaries, unless the context indicates otherwise. All intercompany transactions and accounts are eliminated in consolidation. The consolidated financial statements for September 30, 1995 include the financial statements of Oneida Molded Plastics Corporation which was acquired by the Company on September 14, 1995 (See Note 2
- Business Acquisitions).

FINANCIAL STATEMENTS AT SEPTEMBER 30, 1995

  The Consolidated Balance Sheet at September 30, 1995, and the Consolidated Statements of Operations and Cash Flows for the three and nine months ended September 30, 1995 and 1994 included herein are unaudited; however, in the opinion of management of the Company, they reflect all adjustments necessary to present fairly the results for the interim periods. Such results are not necessarily indicative of results to be expected for the year due to seasonal variations, changes in market conditions and other significant transactions. The Consolidated Balance Sheet at December 31, 1994 has been taken from the audited financial statements at that date. Certain reclassifications have been made to the September 30, 1994 and December 31, 1994 financial statements to conform to classifications in the current period.

OIL AND GAS PROPERTIES

  The Company follows the full cost method of accounting for its investment in oil and gas properties and, accordingly, capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and gas reserves. The Company limits the capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, to the estimated future net cash flows from proved oil and gas reserves discounted at ten percent, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the "full cost ceiling"). A current period charge to operations is required to the extent that capitalized costs plus certain estimated costs for future property development, plugging, abandonment and site restoration, net of related accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the full cost ceiling. Approximately 87% of the Company's proved reserves, on an equivalent barrel basis, are natural gas reserves, and the decreases in natural gas prices have adversely affected the Company's full cost ceiling. As a result, the Company was required to take charges totaling $3.9 million, $1.6 million and $1.5 million against earnings in the quarterly periods ended March 31, June 30, and September 30, 1995, respectively. The average price being received for the Company's sales of natural gas was $1.55 per Mcf at September 30, 1994 $1.75 per Mcf at December 31, 1994, $1.18 per Mcf at March 31, 1995,
$1.27 per Mcf at June 30, 1995 and $1.40 at September 30, 1995. Given the sensitivity of the Company's full cost ceiling to decreases in oil and gas prices, the Company may be required to record additional writedowns of its oil and gas properties if the depressed market for natural gas does not improve.

CASH, CASH EQUIVALENTS AND CASH FLOWS

  Cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with maturities when purchased of three months or less.

  Restricted cash balances aggregating $360,000 at September 30, 1995 and December 31, 1994 have been included in Other Current Assets or Other Assets based on the nature of the underlying asset collateralized. Such balances primarily relate to regulatory operating deposits and performance bonds.

  The Company made interest payments totaling $213,000 and $188,000 during the nine months ended September 30, 1995 and 1994, respectively.

                  REUNION RESOURCES COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

INVENTORIES

  Plastic products inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Work-in-process and finished goods include material costs, labor costs and manufacturing overhead.

EARNINGS PER SHARE

  Earnings per Common Share and Common Share Equivalent are computed based on the weighted average number of common and common equivalent shares outstanding during each respective period. Common equivalent shares include shares issuable upon exercise of the Company's stock options and warrants. For the three and nine months ended September 30, 1995 and 1994, common equivalent shares relating to options and warrants to purchase common stock were not included in the weighted average number of shares because their effect would have been anti-dilutive.

NOTE 2.  BUSINESS ACQUISITIONS

ONEIDA MOLDED PLASTICS CORPORATION

  On September 14, 1995, the Company purchased all of the issued and outstanding shares of common stock and preferred stock of Oneida Molded Plastics Corporation ("Oneida"), a New York corporation, from Chatwins Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of Chatwins Group, Inc. (collectively referred to as "Chatwins"). Chatwins owns approximately 38% of the common stock of the Company and exercises voting rights over an aggregate of approximately 45% of the Company's common stock. Mr. Charles E. Bradley is president, chief executive officer and a director of the Company and the chairman, a director and the majority shareholder of Chatwins. Mr. Thomas L. Cassidy also is a director of the Company and a director of Chatwins. The aggregate purchase price for the shares totaled $3,107,000, which was funded entirely from internal cash reserves of the Company. Oneida's liabilities on the closing date included a $4,268,000
note payable to a bank and $4,933,000 payable to Chatwins.   The Stock Purchase
Agreement between the Company and Chatwins requires the repayment of the indebtedness to Chatwins on or before September 14, 1997, or earlier from the net proceeds, if any, from the sale of the Company's other material assets.

  Oneida manufactures precision plastic products and provides engineered plastics services. Oneida's principal products consist of components for office equipment, recreational products, computer and other consumer electronics and telecommunications equipment. Oneida operates three injection molding facilities in Oneida and Phoenix, New York and Clayton, North Carolina including two related tooling facilities.

  Oneida was acquired by Chatwins effective April 1, 1994. For the nine months ended December 31, 1994, Oneida had net sales of $23,195,000, operating profit of $742,000 and a pre-tax loss of $95,000. Oneida's unaudited results of operations for the nine months ended September 30, 1995, were net sales of $28,029,000, operating income of $2,022,000 and pre-tax income of $714,000. Oneida's results are included in the Company's financial statements as of September 14, 1995, the date of acquisition.

  The Oneida acquisition is being accounted for using the purchase method, with the purchase price, including acquisition costs, allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the date of acquisition. The excess of purchase price over the net assets acquired (approximately $5,471,000) is being amortized on a straight-line basis over 15 years. The estimated fair values of assets and liabilities acquired in the Oneida acquisition are summarized as follows (in thousands):

                  REUNION RESOURCES COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Cash                                          $       --
Accounts Receivable                                5,917
Inventories                                        2,543
Customer Tooling-in-process                        1,473
Other Current Assets                                   9
Property, Plant and Equipment                      5,727
Other Assets                                          54
Goodwill                                           5,471
Accounts Payable and Other Current Liabilities   (12,153)
Long-term Debt                                    (5,643)
                                               ---------
 Total                                         $   3,398
                                               =========

The Company is in the process of obtaining certain evaluations, estimations, appraisals and actuarial and other studies for the purposes of determining certain values, and may revise certain of the estimated values.

OIL AND GAS PROPERTIES

  On May 5, 1994, the Company purchased from Santa Fe Minerals, Inc., a privately held corporation, interests in producing gas properties in the Sacramento Basin of Northern California. The purchased interests comprise 55 operated wells in the Sutter Buttes Field and 31 non-operated wells located primarily in the Grimes Field. The leasehold interests in the Sutter Buttes Field represent a 50% working interest in approximately 9,200 acres held by production. At the date of acquisition, the company estimated proved reserves of approximately five bcf of gas could be attributable to its interest in the properties. The purchase price for the properties totaled approximately $4,862,000, which was funded entirely from internal cash reserves of the Company. The acquisition was accounted for as a purchase. The results of operations of the acquired properties are included in the Consolidated Statements of Operations from the date of the acquisition.

PRO FORMA RESULTS

  The following pro forma results of operations for the three and nine months ended September 30, 1995 and 1994 have been prepared assuming the acquisitions of Oneida and of the oil and gas properties had occurred as of January 1, 1994. These pro forma results are not necessarily indicative of the results of future operations or of results that would have occurred had the acquisitions been consummated as of January 1, 1994 (in thousands, except per share data):


                                      Three Months Ended             Nine Months Ended
                                         September 30,                  September 30,
                                      --------------------           -------------------
                                       1995         1994              1995        1994
                                      -------      -------           -------     -------
Revenues                              $13,042      $11,336           $34,105     $29,719
Loss From Operations                  $(2,445)     $(3,520)          $(8,371)    $(4,789)
Net Loss                              $(2,986)     $(3,903)          $(9,535)    $(5,484)
Earnings per Common Share and
 Per Common Share Equivalent          $ (0.78)     $ (1.03)          $ (2.49)    $ (1.44)


                  REUNION RESOURCES COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3.  INVESTMENT IN THE JULIANA PRESERVE

  The Company's agricultural operations consist primarily of an investment in The Juliana Preserve ("The Preserve"), a California general partnership, formed on October 1, 1994 between Juliana Vineyards and Crescent Farms Company (wholly owned subsidiaries of the Company), together referred to herein as "Juliana", and Freedom Vineyards, Inc., a California corporation ("Freedom Vineyards"), to jointly farm, manage and develop and ultimately dispose of the combined interest of all the parties. In forming the joint venture, each party effectively contributed its ownership interest in agricultural real estate and wine grape vineyards located in Napa County, California in exchange for undivided ownership interests in the joint venture of 71.7% to Juliana and 28.3% to Freedom Vineyards, based on appraisals of their respective interests. Although Juliana has a 71.7% interest in the net income and net assets of the joint venture, it only has a 50% voting interest in matters concerning the operation, development and ultimate disposition of the property, and therefore accounts for its investment on the equity method. Juliana remains obligated on indebtedness of $2.5 million payable to an insurance company, which is collateralized by land and vineyards.

  The following summarizes The Preserve's results of operations for the fiscal year ended September 30, 1995 (in thousands):

                                   Year Ended
                                 Sept. 30, 1995
                                 --------------
     Operating Revenue           $        2,134
     Operating Costs             $        2,184
     Net Loss                    $          (48)


Juliana recognized a net loss of $34,000 on its investment in The Preserve under the equity method of accounting.

  The following summary represents The Preserve's financial position as of September 30, 1995 and December 31, 1994 (in thousands):

                             September 30,            December 31,
                                 1995                    1994
                             ------------             ------------
Current Assets               $      2,392             $        435
Property and Equipment             21,120                   20,461
                             ------------             ------------
                             $     23,512             $     20,896
                             ============             ============

Current Liabilities          $      1,224             $        216
Long-Term Debt                        500                       --
Venturer's Equity                  21,788                   20,680
                             ------------             ------------
                             $     23,512             $     20,896
                             ============             ============

  In January 1995, The Preserve entered into a Development and Marketing Agreement with Juliana Pacific, Inc., a California corporation, and an affiliate of Pacific Union Company, to develop The Preserve into a master-planned estate-oriented residential community encompassing the entire vineyard. The joint venture agreement contemplates that any development costs of the joint venture would be financed solely from the assets of the joint venture, including the sale of such assets. In November 1995, The Preserve received a $3 million development loan to finance the property's development from Washington Federal Savings, an affiliate of Freedom Vineyards ("Washington Federal").

                  REUNION RESOURCES COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  The $3.0 million Development Loan from Washington Federal dated October 27, 1995 was funded on November 8, 1995. The loan is collateralized by land and vineyards. Interest on the loan is calculated based on a Bank's Prime Rate, initially 8.75% per annum, plus 2.5%. Interest is due monthly with principal payments due from the cash proceeds from sales of land. As of November 8, 1995, borrowings under the loan aggregated $900,700. Disbursements include repayment of Juliana's joint venture advances for development expenses after October 1, 1994 of $531,000.

  In August 1995, The Preserve obtained a $500,000 Interim Loan from Washington Federal for payment of certain development costs before funding of the Development Loan was completed. The Interim Loan was paid in full by the joint venturers after they were reimbursed for development costs with proceeds from the Development Loan on November 8, 1995. Interest on the Interim Loan was calculated on the same terms as the Development Loan.

NOTE 4.  INVENTORIES

  Inventories, principally for Oneida's plastic products business, at September 30, 1995 consist of the following (in thousands):


                                        Sept. 30, 1995
                                       ----------------
          Raw Materials                $          1,505
          Work-in-process                           843
          Finished Goods                            195
                                       ----------------
            Total                      $          2,543
                                       ================

NOTE 5.  LONG-TERM DEBT

  The following table sets forth the Company's long-term debt (in thousands):

                                          Sept. 30, 1995            Dec. 31, 1994
                                          --------------            -------------
Congress (Revolver and Term)(1)           $        4,676            $          --
Notes Payable to an Insurance
 Company(2)                                        2,540                    2,652
Other Oneida Debt(3)                               1,097                       --
Recourse Note(4)                                     398                      610
Chatwins(5)                                        4,933                       --
                                          --------------            -------------
Total Debt                                $       13,644            $       3,262
                                          ==============            =============
Current Portion of Long-Term Debt         $        5,627            $         569
Long-Term Debt                                     3,084                    2,693
Long-Term Debt-Chatwins                            4,933                       --
                                          --------------            -------------
Total Debt                                $       13,644            $       3,262
                                          ==============            =============


  (1) On August 12, 1991, Oneida and its subsidiaries obtained a financing facility of up to $8,000,000 from Congress Financial Corporation ("Congress"). This facility consisted of term loans of $2,750,000 and revolving loans with an initial maximum of $5,250,000 based on the value, as defined, of Oneida's

                  REUNION RESOURCES COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      accounts receivable and inventory. In April 1994, the maximum availability under this facility was reduced to $5,000,000, consisting of an initial term loan of $3,000,000, and an initial revolving loan maximum of $2,000,000. Subject to the availability of collateral, the revolving loans generally increase as the term loans are paid down.

      Interest on the revolving and term loans is payable at prime rate plus 2.5%, subject to an additional 3% default increment. In addition, there are an annual facility fee of $50,000 and quarterly audit fees, as defined. The loans are secured by substantially all of Oneida's assets and are subject to early termination fees. The initial term of this facility was three years, from August 12, 1991 through August 12, 1994, with one-year renewals thereafter absent termination notification at least sixty days prior to a renewal anniversary. As Oneida had not received any such notification at least sixty days prior to August 12, 1995, the facility has been extended to August 12, 1996.

      At September 30, 1995, Oneida was not in compliance with certain financial covenants contained in the loan agreement with Congress relating to capital expenditures. Under this covenant, Oneida is limited to $500,000 in capital additions on an annual basis. As of September 30, 1995, Oneida acquired $620,000 of capital additions in calendar 1995. Oneida has communicated this verbally to Congress, but has not requested a waiver. Oneida management expects no action from Congress on this issue at this time and intends to request modification of this covenant.

  (2) Notes payable to an insurance company consist of three notes as follows:

      The principal outstanding as of September 30, 1995 on the first note was $1,839,000 and is payable monthly with principal payments amortized based on a 20-year rate and due in full in 1998. In January 1994, the interest rate was adjusted to a rate of 6.7% per annum and will be adjusted to future market rates again in January 1997. The note is collateralized by a first lien on certain Juliana land parcels.

      The principal outstanding as of September 30, 1995 on a second note was $472,000 and is payable semiannually with fixed principal payments. The note was refinanced in January 1994 to extend the due date from January 1994 to January 1997 and to reduce the interest rate to 7.75% per annum. The note is collateralized by a first lien on a certain Juliana land parcel.

      The principal outstanding as of September 30, 1995 on a third note was $228,000 and is payable monthly. The note was refinanced in January 1994 to extend the due date from January 1994 to January 1997 and to reduce the interest rate to 7.75% per annum. The note is collateralized by a first lien on a certain Juliana land parcel.

  (3) Other Oneida debt includes a note payable to a supplier, capitalized equipment lease obligations, economic development loans, small business loans, an obligation to a former owner for his agreement not to compete, and loans from other related parties. Some of these obligations are secured by equipment or other assets of Oneida. These obligations vary in terms and conditions and bear rates of interest ranging from 5% to 19% at September 30, 1995.

  (4) The recourse note of the Company dated February 17, 1989 is payable to the paying agent as trustee for the RRC Class 6 Creditors. The note is collateralized by certain agriculture notes receivable (including the ongoing proceeds therefrom), the Company's interests in undeveloped land and the stock of certain wholly owned agricultural subsidiaries, including Juliana.

      For the remaining term of the note, principal is payable in mandatory prepayments based on proceeds, if any, from the collateral, or otherwise in quarterly installments through February 1996. Interest accrues at 10% per annum, payable quarterly in arrears. All payments made are applied to current maturities then to the next succeeding principal payments due under the note.

                  REUNION RESOURCES COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  (5) Subsequent to Chatwins' acquisition of Oneida, Chatwins made advances to Oneida totaling $3.7 million through September 14, 1995. Oneida used $1 million of such advances from Chatwins to repay a portion of a note to a supplier. The remainder was used for working capital and the repayment of certain related-party payables. In connection with the Company's acquisition of Oneida, all amounts due Chatwins, including advances, accrued interest and accrued taxes aggregating $4,933,000, were converted to an interest bearing loan, with interest at 10% per annum from September 1, 1995. The Stock Purchase Agreement between the Company and Chatwins requires the repayment of the indebtedness to Chatwins on or before September 14, 1997, or earlier from the net proceeds, if any, from the sale of the Company's other material assets.

  Maturities of long-term debt, including the principal portions of obligations under capitalized equipment leases, during the next five years and thereafter as of September 30, 1995 were as follows: Remainder of 1995 - $492,000; 1996 - $5,260,000; 1997 - $5,839,000; 1998 - $1,737,000; 1999 - $122,000; thereafter -
$194,000.

  Effective August 31, 1995, the Company terminated a revolving credit facility with a bank which provided $4.5 million of borrowing capacity for use in the Company's oil and gas business and for general credit purposes. No amounts had been borrowed under this facility.


NOTE 6.  STOCK OPTION PLANS

  In January 1995, the Company granted 62,750 incentive stock options, under its 1993 Incentive Stock Option Plan, to certain key employees. The options have an exercise price of $5.00 per share, based on the market price on the date of grant, and originally vested 50% in January 1996 and 50% in January 1997. As a result of the changes to the Board of Directors in 1995, all these options are fully vested. The options remain exercisable until January 1999.

  In June 1995, two warrants to purchase an aggregate of 150,000 shares of the Company's common stock with an original expiration date of June 30, 1995, and an exercise price of $1.562 per share, were extended to June 30, 1999. As a result of extending the period in which the warrants can be exercised, the Company recognized compensation expense of $478,200 during the second quarter of 1995. This non-cash charge was credited to additional paid-in capital.

NOTE 7.  SUBSEQUENT EVENTS

  In October 1995, the Company received $874,000 pursuant to a Texas Court of Appeals judgment in favor of the Company concerning the Company's share of the proceeds from a take-or-pay contract settlement dating back to the 1970's.

                  REUNION RESOURCES COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  On September 14, 1995, the Company acquired Oneida, which manufactures precision plastic products and provides engineered plastics services (see Note 2 of the Notes to Consolidated Financial Statements). As a result of the acquisition of Oneida, the Company's principal operations are in the plastics industry. The Company is considering additional acquisitions to increase its customer base and expand its product offerings and service capabilities in the plastics industry. In addition, the Company may consider acquisitions in other industries. In conjunction with this new strategic direction, the Company is exploring the sale of its oil and gas operations which, prior to the acquisition of Oneida, represented its primary business. While the Company is in the process of receiving indications of interest from various parties regarding the sale of its oil and gas operations, no understandings or agreements have been entered into as of the date hereof.

RESULTS OF OPERATIONS

  The Company recognized a net loss of $3.1 million for the three months ended September 30, 1995 compared to a loss of $3.6 million for the three months ended September 30, 1994. The 1995 loss included a $1.5 million non-cash charge taken to write down the Company's oil and gas properties in accordance with the full cost method of accounting and a $1.1 million charge for severance expenses recorded, pursuant to the Company's existing severance policy, in conjunction with the Company's intention to close its Houston office and sell a substantial portion of its oil and gas assets. The 1994 loss included a $3.2 million non-cash charge to write down oil and gas properties.

  The Company recognized a net loss of $10.3 million for the nine months ended September 30, 1995 compared to a loss of $5.3 million for the 1994 period. The 1995 loss is attributable to non-cash charges totaling $7.0 million to write down the Company's oil and gas properties in accordance with the full cost method of accounting, the $1.1 million charge for severance costs, a $0.5 million charge in the second quarter related to the extension of the period in which two warrants to purchase the Company's Common Stock could be exercised, and to increased oil and gas operating costs. The 1994 loss included the $3.2 million non-cash charge to write down oil and gas properties. The 1995 period benefited from overhead reductions implemented by management in the fourth quarter of 1994. The acquisition of Oneida was not material to net income.

  PLASTICS SEGMENT The acquisition of Oneida on September 14, 1995 represented the Company's entry into a new operating segment, plastics. Revenues and operating income of the plastics segment were $1.8 million and $0.1 million, respectively, for both the three month and nine month periods ended September 30, 1995.

  On a pro forma basis, as if the acquisition of Oneida had occurred as of January 1, 1994, revenues increased $4.6 million to $28.0 million for the nine months ended September 30, 1995 from $23.4 million for the nine months ended September 30, 1994. This 19.7% increase in revenues is attributable to an increase in molded plastic products as a result of increased demand from existing customers, for both existing programs and programs new to Oneida, and from new customers. During the early part of 1995, Oneida began shipping production quantities of parts under programs that were in development during 1994 for customers in the office equipment, telecommunications, consumer products and gaming industries. Tooling sales were approximately $2.5 million in both the 1995 and 1994 periods. Oneida's backlog totaled $14.7 million at September 30, 1995 compared to $10.1 million at December 31, 1994 and $8.1 million at September 30, 1994.

  On a pro forma basis, cost of sales totaled $23.3 million, or 83.2% of net sales, for the nine months ended September 30, 1995 compared to $20.1 million, or 86.0% of net sales, for the nine months ended September 30, 1994. The improvement in cost of sales as a percentage of net sales is attributable to reductions in direct labor resulting from improved efficiency and a different sales mix, participation by Oneida in a reduced rate electricity program that lowered utility costs at one of its molding facilities, and maintaining manufacturing overhead spending in 1995 at substantially the same levels as 1994 despite increased sales. These factors were partially offset by an increase in the material content as a percentage of sales due to the change in sales mix.

                  REUNION RESOURCES COMPANY AND SUBSIDIARIES

  As a result of the increase in sales and the decrease in costs as a percentage of sales, gross margins on a pro forma basis improved to $4.7 million, or 16.8% of net sales, in the nine months ended September 30, 1995 from $3.3 million, or 14.1% of net sales, in the nine months ended September 30, 1994. Selling, general and administrative expenses were approximately $2.6 million in both periods. Operating income for the nine months ended September 30, 1995 was $2.1 million, or 7.5% of net sales, compared to $0.7 million, or 3.0% of net sales, for the nine months ended September 30, 1994.

  OIL AND GAS SEGMENT Revenues of the oil and gas segment totaled $1.5 million and $4.3 million for the three and nine month periods ended September 30, 1995, respectively, compared to $1.6 million and $4.3 million for the comparable periods of 1994. Throughout the first nine months of 1995, when compared 1994, the Company was favorably impacted by increased sales of crude oil and higher crude oil prices. However, these increases were offset by the impact of lower gas sales volumes and significantly lower gas sales prices. For the three months ended September 30, 1995, crude oil and natural gas production accounted for 59% and 39%, respectively, of the segment's revenue, as compared to 41% and 55%, respectively, for 1994. For the nine months ended September 30, 1995, crude oil production accounted for 59% of the segment's revenue, compared to 40% in 1994, and natural gas production accounted for 39%, as compared to 56% in 1994. The remaining revenue in each period was derived from ancillary field service operations.

  The following table sets forth information regarding crude oil and natural gas production volumes and average sales prices and operating costs (excluding the non-cash charge for impairment of oil and gas properties) for the three month and nine month periods ended September 30, 1995 and 1994:

                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                          ------------------            -------------------
                                           1995        1994               1995        1994
                                          ------     -------            -------     -------
Average Sales Prices:
 Natural Gas ($/Mcf)                      $  1.27    $  1.62            $  1.32     $  1.75
 Crude Oil ($/Bbl)                        $ 16.52    $ 16.79            $ 17.10     $ 15.27
 Mcfe ($/Mcfe)                            $  1.88    $  1.98            $  1.94     $  2.02
Production Data:
 Natural Gas (MMcf)                           448        558              1,271       1,382
 Crude Oil (MBbl)                              53         40                147         115
 Mcfe (MMcf)                                  764        800              2,152       2,071

Additional $/Mcfe Disclosures:
 Lifting Cost                             $   .79    $   .61            $   .80     $   .72
 Other Production Cost                    $   .29    $   .28            $   .31     $   .36
 Depreciation, Depletion and Amortization $   .81    $   .76            $   .84     $   .52


  During the third quarter of 1995, the Company experienced a 31% increase in its sales of crude oil and a 20% decrease in its sales of natural gas, compared to the third quarter of 1994. The increase in crude oil sales provided $0.2 million of additional revenue for the quarter, however the 20% decline in sales of natural gas reduced revenue by $0.2 million. For the nine months ended September 30, 1995, crude oil sales increased 28%, resulting in $0.5 million of additional revenue, as compared to 1994. Gas sales decreased 8% between the two periods, resulting in a $0.2 million reduction in revenue. The increase in crude oil sales is primarily attributable to the production from two oil wells completed September 1994 and March 1995 in Brazoria County, Texas. The decrease in the Company's natural gas production during 1995, as compared to 1994, is primarily attributable to a decrease in production from certain fields affected by the severe floods which occurred in Northern California in 1995, partially offset in the nine month period by the increase in sales resulting from the acquisition of producing gas

                  REUNION RESOURCES COMPANY AND SUBSIDIARIES

properties in May 1994. The floods caused an interruption of pipeline service in a gas purchaser's transmission lines serving some of the Company's gas wells and resulted in the Company being unable to produce approximately 30,000 Mcf and 139,000 Mcf during the three and nine months ended September 30, 1995. Pipeline service was restored to the affected properties on August 17, 1995. The third quarter of 1995 was also affected by declining natural gas production from the Company's existing wells.

  Lifting costs for the nine months and the quarter ended September 30, 1995 increased both in amount and per unit of production. These increases approximated $0.2 million and related primarily to the increase in the Company's oil production, as described above. Other production costs were relatively unchanged from 1994 to 1995.

  The Company experienced a significant decline in the average price it received for its sales of natural gas, resulting in a decrease in revenue during the third quarter and the first nine months of 1995 totaling $0.2 million and $0.6 million, respectively, when compared to the same periods of 1994. Average oil prices were higher during the nine months ended September 30, 1995 compared to 1994, resulting in increased revenue of $0.3 million which partially offset the effects of the decrease in gas prices. Average oil prices were slightly lower in the third quarter of 1995 compared to 1994, resulting in a minor decrease in revenue.

  The continuing depressed market for natural gas resulted in the Company recording a $7.0 million non-cash impairment charge against earnings during the first three quarters of 1995 and $3.2 million for the comparable period of 1994. The Company is required to limit its capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, to the estimated future net cash flows from proved oil and gas reserves, using current prices, discounted at ten percent, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the "full cost ceiling"). A current period charge to operations is required to the extent that capitalized costs plus certain estimated costs for future property development, plugging, abandonment and site restoration, net of related accumulated depreciation, depletion and amortization and related deferred income taxes, exceed the full cost ceiling.

  As virtually all of the Company's oil and gas sales are made on a spot basis or under short-term contracts, the revenues which the Company receives for its production are affected by fluctuations in the prices of these commodities in the market place. The price changes, both upward and downward, experienced by the Company during 1995 are a result of this sensitivity to price fluctuations. Should the currently depressed market for natural gas continue, or should there be a corresponding decline in the crude oil market, the Company may continue to experience reduced cash flow and may be required to record further writedowns.

  AGRICULTURE SEGMENT The results of agriculture operations for 1994 are reported as operating revenue and operating expense. Agriculture operations for 1995 are reported under the equity method. Juliana's share of ownership in the vineyards remained at 71.7% for both crop years. In November 1994, the parties executed a definitive agreement, documenting the Letter of Intent, forming the joint venture to jointly farm, manage and develop, and ultimately dispose of, the combined interest of both parties and confirmed the revised sharing ratios. The joint venture and the proposed development of the joint venture acreage was subject to the providing of development financing by Washington Federal Savings (the parent company of Freedom Vineyards) or another lender; such financing was provided by Washington Federal in November 1995.

  Outlined below are certain operating statistics for both the entire vineyard operation for the crop years ended September 30, 1995 and 1994, and for Juliana's net owned interest for the crop years ended September 30, 1995 and 1994:

                  REUNION RESOURCES COMPANY AND SUBSIDIARIES


                                     ALL VINEYARDS      JULIANA'S OWNED INTEREST
                                   ------------------   ------------------------
                                     1995       1994        1995       1994
                                   -------    -------     -------    -------
Revenues (in thousands)            $ 2,134    $ 2,257     $ 1,530    $ 1,618
Operating Costs (in thousands)     $ 1,832    $ 2,085     $ 1,314    $ 1,495
Acres in Production                    417        612         299        439
Operating Cost per Acre            $ 4,397    $ 3,406     $ 4,397    $ 3,406
Production per Acre (in Tons)          5.6        4.3         5.6        4.3
Average Sales Price per Ton        $   909    $   867     $   909    $   867


  Principally as a result of the effect of phylloxera on the performance of certain vineyard blocks, vineyard management estimated at the end of the 1994 crop year it could economically farm only 420 acres for the 1995 crop year, a decrease of 31% when compared to the productive acreage farmed in the crop year ended in 1994. New vineyard plantings (45 acres) and interplantings (80 acres) within the last three years will begin to mature and become productive over the next several years. Although Juliana is expected to continue to incur operating losses from its share of vineyard operations, vineyard management currently estimates that increasing productivity from new plantings and the remaining productive vines will allow Juliana to be able to operate approximately at cash breakeven for the 1996 crop year.

  GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses increased $1.2 million and $1.3 million for the three and nine month periods ended September 30, 1995, respectively, compared to the same periods of 1994. These increases are attributable to the addition of Oneida in September 1995 and a $1.1 million charge for severance expenses recorded in conjunction with the Company's intention to close its Houston offices and sell a substantial portion of its oil and gas assets, partially offset in each of the periods by cost-reduction measures implemented during 1994. During the fourth quarter of 1994, primarily as a result of the anticipated effect of the depressed market for natural gas, management reduced administrative overhead, including personnel costs aggregating more than $0.5 million per year. For the nine month period, the increase also includes a $0.5 million non-cash charge taken in the second quarter as a result of extending the period in which certain warrants to purchase the Company's Common Stock can be exercised.

LIQUIDITY AND CAPITAL RESOURCES

  At September 30, 1995, the Company had cash on hand of approximately $1.6 million. During the nine months ended September 30, 1995, cash decreased $7.7 million, with $1.1 million provided by operations, $8.5 million used in investing activities and $0.3 million used in financing activities. In October 1995, the Company received a payment of approximately $0.9 million for settlement of certain collection litigation. In addition, the Company expects to receive an Alternative Minimum Tax refund of approximately $0.7 million in the first quarter of 1996. These amounts and the Company's existing cash
balances represent the Company's available liquidity.   In addition to recurring
operating costs, which management believes will be funded from operations, the Company expects to pay approximately $1.1 million in the first quarter of 1996 in connection with the closure of its Houston offices.

  As discussed above, the Company is presently exploring the sale of its oil and gas operations in connection with its entry into the plastics segment. Pending such sale, the Company does not intend to expend any significant amounts for development of its oil and gas assets. During the first nine months of 1995, the Company's capital expenditures for oil and gas activities aggregated $4.9 million. Approximately $2.0 million of this amount was attributable to items not included in the Company's 1995 capital budget. This $2.0 million consisted of $1.7 million of well plugging and abandonment and site restoration costs and the balance for well recompletions and maintenance of developed properties. The $2.9 million of budgeted expenditures consisted of $1.7 million attributable to the cost of four successful wells and four dry holes; $0.8 million for well plugging and abandonment and site restoration and $0.2 million on well recompletions, lease acquisitions and geological and geophysical expenditures on developed properties. The Company has not capitalized any interest expense or general and administrative expenses, other than charges of third party geological, geophysical and engineering consultants, during the nine months ended September 30, 1995. As of September 30, 1995, the Company was committed to

                  REUNION RESOURCES COMPANY AND SUBSIDIARIES

make $0.5 million of capital expenditures for oil and gas activities which the Company expects to be able to fund from internal cash reserves.

  The Company acquired Oneida for $3.1 million September 14, 1995, which was funded from the Company's internal cash reserves. The Company has no commitments to make capital expenditures in the plastics segment, although management intends to make such expenditures as are necessary to maintain Oneida's ability to service its customers. Any such expenditures may be funded from internally generated cash, or from external sources.

  Principal payments reduced long-term obligations by $0.3 million during the first nine months of 1995. The indebtedness of Juliana to an insurance company aggregating $2.5 million will require principal payments of $0.2 million in the next twelve months. The remaining indebtedness of the Company to the Class 6 Creditors of $0.4 million requires additional reductions of principal of $0.2 million in November 1995 and $0.2 million in February 1996. Oneida has a revolving credit facility with Congress Financial Corporation that provides for borrowing based on the value, as defined, of Oneida's accounts receivable and inventory. The balance outstanding under this facility was $4.3 million at September 30, 1995, representing substantially all of Oneida's borrowing availability at that date. This facility matures in August 1996 unless extended by Congress. If not extended, Oneida will be required to refinance this debt; the terms of such refinancing may be substantially different than existing terms. Oneida has principal payment obligations on its other debt of $0.8 million in the next twelve months. The Company believes its results of operations and cash reserves will be sufficient to fund its debt service requirements over the next twelve months. If the Company sells its oil and gas operations or other material assets, it will also be required to repay Oneida's obligations to Chatwins, totaling $4.3 million, from the net proceeds of such sale.

  As discussed above, the Company is considering additional acquisitions in the plastics industry, and may consider acquisitions in other industries. Unless the Company sells its oil and gas assets, the Company's ability to finance future growth from internally generated funds is limited. Any significant expansion of the Company's activities may require financing from external sources which could affect the Company's financial position. There can be no assurance that the Company will effect any expansion of its activities or obtain requisite financing on terms favorable to the Company.

LIQUIDITY AND CAPITAL RESOURCES OF THE JULIANA PRESERVE

  The Preserve generated cash from operations of $0.3 million in the 1995 crop year ended September 30. Due to the continuing effect of phylloxera, an organism which attacks grapevine rootstock, the productive capacity of the vineyard has been reduced from 589 productive acres in 1994, to approximately 417 acres in 1995 and 415 acres in 1996. In an effort to offset the impact of phylloxera and achieve at least break-even cash flow from farming activities, the parties initiated, in 1994, limited interplanting on 74 acres at a projected three year cost of $0.4 million. Interplanting expenditures of $0.1 million have been incurred through September 30, 1995, with none projected for the remainder of 1995. Based on current projections, these interplanted acres together with the currently resistant vines should stabilize the production capacity at about 255 acres in 1997. Although the parties are taking these steps with the intent to limit future investment in farming activities, there is no assurance that the parties will not be required to finance farming operations, including costs arising out of the risks associated with such activities, including weather, pests, disease, and the increasing costs of farming.

  In addition to farming operations during the nine months ended September 30, 1995, The Preserve also incurred approximately $0.7 million related to the development of The Preserve's real estate into a master-planned estate-oriented residential community. The joint venturers and The Preserve have spent a total of approximately $1.5 million in connection with the development, through September 30, 1995. Funds advanced since October 1, 1994 pertaining to the development were repaid to Juliana and Freedom Vineyards on November 8, 1995 from the proceeds of a $3.0 million development loan by Washington Federal Savings. Future development costs are expected to be funded from this loan and from property sales.

PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (A)    EXHIBITS

            10.44 Stock Purchase Agreement dated September 14, 1995, between Reunion Resources Company and Chatwins Holdings, Inc., relating to the purchase of Oneida Molded Plastics Corporation. (Incorporated by reference to Exhibit 10.44 to the Company's Current Report on Form 8-K dated September 14, 1995.)

            10.45 Letter Agreement between Chatwins Group, Inc. and Reunion Resources Company dated September 14, 1995. (Incorporated by reference to Exhibit 10.45 to the Company's Current Report on Form 8-K dated September 14, 1995.)

            27     Financial Data Schedule

            (B)    CURRENT REPORTS ON FORM 8-K

             During the quarter ended September 30, 1995, the Company filed the following report on Form 8-K:

       Report Date                           Item Reported

       September 14, 1995     Item 2.  Acquisition or Disposition of Assets.  To
                              report the purchase of all issued and outstanding shares of Oneida Molded Plastics Corporation, a
                              New York corporation, from Chatwins Holdings,
                              Inc., a Delaware corporation and a wholly-owned subsidiary of Chatwins Group, Inc.

                  REUNION RESOURCES COMPANY AND SUBSIDIARIES


                                   SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           REUNION RESOURCES COMPANY
                                           (Registrant)



                                           By  /s/Richard L. Evans
                                               -------------------------
                                               Richard L. Evans
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)



  Date:   November 14, 1995