Form 10-K/A
period 1994-12-31
REUNION RESOURCES CO
filed 1995-12-28
CIK 15876

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   --------
                                  FORM 10-K/A
                                AMENDMENT NO. 1

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994 OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________ TO
     _____________________

                         COMMISSION FILE NUMBER 1-7726

                           REUNION RESOURCES COMPANY
            (Exact name of registrant as specified in its charter)


                  DELAWARE                               76-0404108
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)            Identification Number)

                            2801 POST OAK BOULEVARD
                                   SUITE 400
                             HOUSTON, TEXAS 77056
         (Address, including zip code, of principal executive offices)

                                (713) 627-9277
                    (Telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

  TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
  -------------------               -----------------------------------------
  Common Stock, $.01 par value         The Pacific Stock Exchange Incorporated
                                       NASDAQ Small-Cap. Market

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
    Yes   X     No      .
        -----      -----

    As of March 22, 1995, the registrant had 3,811,815 shares of Common Stock issued and outstanding. As of March 22, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the average of the closing bid and ask prices on the NASDAQ Small-Cap. Market) was approximately $9,970,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III, Items 10 through 13 are incorporated from the Company's definitive Proxy Statement to be filed in connection with its Annual Meeting to be held on May 24, 1995.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Reunion Resources Company (the "Registrant") hereby amends its Annual Report on Form 10-K for the year ended December 31, 1994 to include as an Exhibit the financial statements of The Juliana Preserve as of September 30, 1995.

   14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (A)  Documents included in this report:

  The following consolidated financial statements and financial statement schedules of Reunion Resources Company and its subsidiaries are included in Part II, Item 8:

  1. FINANCIAL STATEMENTS

     Report of Independent Public Accountants
     Consolidated Balance Sheets - December 31, 1994 and 1993
     Consolidated Statements of Operations - Years Ended December 31, 1994, 1993 and 1992
     Consolidated Statements of Cash Flows - Years Ended December 31, 1994, 1993 and 1992
     Consolidated Statements of Shareholders' Equity - Years Ended December 31, 1994, 1993 and 1992
     Notes to Consolidated Financial Statements
     Financial Statements of The Juliana Preserve *

---------
* The audited financial statements of The Juliana Preserve for the fiscal year ended September 30, 1995 are included herein as Exhibit 99.1.

  2. FINANCIAL STATEMENT SCHEDULES

     Financial statement schedules have been omitted because they are either not required, not applicable, or the information required to be presented is included in the Company's financial statements and related notes.

  3. EXHIBITS

     See pages 3 through 6 for a listing of exhibits filed with this report or incorporated by reference herein.

  (B)  Current reports on form 8-K

  During the last quarter of the year ended December 31, 1994, the Company filed no Current Reports on Form 8-K.

                                   SIGNATURE

  Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 21, 1995

                                    REUNION RESOURCES COMPANY


                                    By   /s/    Richard L. Evans
                                       ----------------------------
                                       Richard L. Evans
                                       Executive Vice President and
                                       Chief Financial Officer

                                   EXHIBITS


EXHIBITS
   NO.                        DESCRIPTION OF EXHIBIT
--------                      ----------------------
   2.1   Definitive Proxy Statement dated June 7, 1993, relating to the
         Predecessor's Annual Meeting of Shareholders to be held June 29, 1993.
         Incorporated by reference from Exhibit 2.1 to Form 8-B dated June 17,
         1993.

   3.1   Certificate of Incorporation of Reunion Resources Company.
         Incorporated by reference from Exhibit 3.1 to Form 8-B dated June 17,
         1993.

   3.2   Bylaws.  Incorporated by reference from Exhibit 3.2 to Form 8-B dated
         June 17, 1993.

  10.1   Amended Agreement Re Water Rights dated January 17, 1989, between
         Freedom Federal Savings and Loan Association and Pope Vineyards.
         Incorporated by reference from Exhibit 4.8 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1988.

  10.2   Water System Deed of Trust and Security Agreement between Pope
         Vineyards, Freedom Federal Savings and Loan Association and Title
         Insurance and Trust Company.  Incorporated by reference from Exhibit
         4.9 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1988.

  10.3 Promissory Note of Buttes Gas & Oil Co. dated February 17, 1989, in the principal amount of $5,450,000 payable to the order of the agent for the Class 6 Creditors under the Fourth Amended Plan of Reorganization.
         Incorporated by reference from Exhibit 4.12 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1988.

  10.4   Deed of Trust dated February 17, 1989, by Buttes Gas & Oil Co., Buttes
         Resources Company and Treegrove 1971 Management Corp., as grantors, to the agent for the Class 6 Creditors under the Fourth Amended Plan of Reorganization. Incorporated by reference from Exhibit 4.13 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1988.

  10.5   Security Agreement-Pledge dated February 17, 1989, by Buttes Gas & Oil
         Co. in favor of agent for the Class 6 Creditors under the Fourth
         Amended Plan of Reorganization (pledging stock in Treegrove Management
         Corp. and Treegrove 1971 Management Corp.). Incorporated by reference from Exhibit 4.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

  10.6   Security Agreement - Pledge dated February 17, 1989, by Buttes Gas &
         Oil Co. in favor of the agent for the Class 6 Creditors under the Fourth Amended Plan of Reorganization (pledging stock in Pope
         Vineyards). Incorporated by reference from Exhibit 4.15 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1988.

  10.7 Security Assignment dated February 17, 1989, by Buttes Gas & Oil Co. in favor of the agent for the Class 6 Creditors under the Fourth Amended
         Plan of Reorganization (pledging partnership interest in 1971 Treecrop
         Company and Treecrop Company).  Incorporated by reference from Exhibit
         4.16 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1988.

  10.8   Collateral Assignment dated February 17, 1989, by Buttes Gas & Oil Co.
         in favor of the agent for the Class 6 Creditors under the Fourth
         Amended Plan of Reorganization (pledging $3,357,520 Promissory Note dated March 5, 1984, by Treecrop Company payable to the order of Treegrove Management Corp). Incorporated by reference from Exhibit
         4.17 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1988.

  10.9 Demand Note dated March 5, 1984, by Treecrop Company in the principal amount of $3,357,520 payable to Treegrove Management Corp.
         Incorporated by reference from Exhibit 4.18 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1988.

  10.10  Replacement Promissory Note and Second Modification and Extension
         Agreement of Buttes Gas & Oil Co. dated February 17, 1989, in the principal amount of $4,090,020.14 payable to the order of the agent for the Class 6 Creditors under the Fourth Amended Plan of Reorganization.
         Incorporated by reference from Exhibit number 4.19 to the Company's
         Annual Report on Form 10-K for the year ended December 31, 1991.

                                   EXHIBITS


EXHIBITS
   NO.                        DESCRIPTION OF EXHIBIT
--------                      ----------------------
  10.11  Form of Operating Agreement dated March 24, 1989, between Buttes
         Resources Company, as Operator, and PNB Securities Corporation,
         California-Louisiana Production Co., The Bank of California, National
         Association and Federal Deposit Insurance Corporation, as Non-
         Operators.  Incorporated by reference from Exhibit number 10.20 to the
         Company's Annual Report on Form 10-K for the year ended December 31,
         1988.

  10.12  Purchase and Sale Agreement dated June 22, 1992 between Merrico
         Resources, Inc. and Buttes Gas & Oil Co. Incorporated by reference from
         Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended
         June 30, 1992.

  10.13  Bareboat Charter Agreement effective January 27, 1993 between Dolphin
         Titan International, Inc. and Sundowner Offshore Services, Inc.
         relating to Dolphin Titan Rig 105. Incorporated by reference from
         Exhibit 2.1 to the Current Report on Form 8-K dated January 27, 1993.

  10.14  Bareboat Charter Agreement effective January 27, 1993 between Dolphin
         Titan International, Inc. and Sundowner Offshore Services, Inc.
         relating to Dolphin Titan Rig 106. Incorporated by reference from
         Exhibit 2.2 to the Current Report on Form 8-K dated January 27, 1993.

  10.15  Bareboat Charter Agreement effective January 27, 1993 between Dolphin
         Titan International, Inc. and Sundowner Offshore Services, Inc.
         relating to Dolphin Titan Rig 110. Incorporated by reference from
         Exhibit 2.3 to the Current Report on Form 8-K dated January 27, 1993.

  10.16  Amendment and Supplement to Purchase and Sale Agreement dated
         November 16, 1992, between Merrico Resources, Inc. and Buttes Gas & Oil
         Co., amending and supplementing the Purchase and Sale Agreement dated
         June 22, 1992. Incorporated by reference from Exhibit 2.5 to the
         Current Report on Form 8-K dated January 27, 1993.

  10.17  Buttes Gas & Oil Co. 1992 Nonqualified Stock Option Plan.
         Incorporated by reference from Exhibit 10.35 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1992.

  10.18 Form of Stock Option Agreement for options issued pursuant to the 1992 Nonqualified Stock Option Plan. Incorporated by reference from
         Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

  10.19 Form of Warrants expiring June 30, 1995 to purchase an aggregate of 3,000,000 shares of Common Stock of Buttes Gas & Oil Co. Incorporated by reference from Exhibit 10.37 to the Company's Annual Report on Form
         10-K for the year ended December 31, 1992.

  10.20  Agreement in principle dated March 15, 1993, among Buttes Gas & Oil
         Co., Northern Enterprises, Ltd., Northern Enterprises (Canada) Ltd.,
         Brannigan Resources Canada (1992) Ltd. and Mannville Oil & Gas Ltd.
         relating to the proposed sale of the Company's Canadian oil and gas properties. Incorporated by reference from Exhibit number 28.1 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1992.

  10.21  Agreement dated April 6, 1993, among Buttes Gas & Oil Co., Northern
         Enterprises, Ltd., Northern Enterprises (Canada) Ltd., Brannigan
         Resources Canada (1992) Ltd., and Mannville Oil & Gas Ltd. relating to the sale of the Company's Canadian oil and gas properties.
         Incorporated by reference from Exhibit 10.1 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended March 31, 1993.

  10.22  Vineyard Management Agreement between Juliana Vineyards and Freedom
         Vineyards, Inc. dated June 4, 1993, as amended. Incorporated by reference from Exhibit number 4.27 to the Current Report on Form 8-K dated June 25, 1993.

  10.23  Property Transfer Agreement and Escrow Instructions between Juliana
         Vineyards and Freedom Vineyards, Inc. dated June 25, 1993.
         Incorporated by reference from Exhibit number 4.26 to the Current
         Report on Form 8-K dated June 25, 1993.

                                   EXHIBITS


EXHIBITS
   NO.                        DESCRIPTION OF EXHIBIT
--------                      ----------------------
  10.24  Agreement in principle dated July 15, 1993, among Dolphin Titan
         International, Inc., Humphreys Mineral Company and Offshore Rigs L.L.C.
         relating to the proposed sale of Dolphin Titan Rigs 105, 106 and 110.
         Incorporated by reference from Exhibit number 2.7 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

  10.25  Agreement dated as of July 22, 1993, among Northern Enterprises,
         Ltd., Reunion Resources Company and Battle River Energy, Ltd. relating to the sale of the stock of Northern Enterprises (Canada) Ltd.
         Incorporated by reference from Exhibit number 2.6 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

  10.26 Agreement for the sale of three workover jackup rigs dated August 25, 1993, between Dolphin Titan International, Inc., Humphreys Mineral
         Company and Sundowner Offshore Services, Inc. Incorporated by reference from Exhibit number 10.40 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

  10.27 Agreement for the Purchase and Sale of Stock of Buttes Energy Company dated as of December 22, 1993, by and between Reunion Resources Company and TDP Energy Company. Incorporated by reference from Exhibit number
         10.27 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1993.

  10.28  Letter of Intent dated December 22, 1993, by and between Freedom
         Vineyards, Inc. and Juliana Vineyards regarding proposed formation of a joint venture to jointly manage, farm, develop and ultimately dispose of the combined interests of both parties consisting of certain agricultural acreage in Napa County, California. Incorporated by reference from Exhibit number 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

  10.29  Credit Agreement dated as of March 15, 1994, among Reunion Energy
         Company, Reunion Resources Company and Bank One Texas, N.A.
         Incorporated by reference from Exhibit number 10.29 to the Company's
         Annual Report on Form 10-K for the year ended December 31, 1993.

  10.30  Guaranty dated March 15, 1994, by and between Reunion Resources
         Company and Bank One Texas, N.A.  Incorporated by reference from
         Exhibit number 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

  10.31 Promissory Note of Reunion Energy Company dated March 15, 1994, in the principal amount of $25,000,000 payable to Bank One Texas, N.A.
         Incorporated by reference from Exhibit number 10.31 to the Company's
         Annual Report on Form 10-K for the year ended December 31, 1993.

  10.32 Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement from Reunion Energy Company to Arthur R.
         Gralla, Jr., as Trustee for the benefit of Bank One Texas, N.A. dated
         March 15, 1994, with respect to oil and gas properties located in the State of Texas. Incorporated by reference from Exhibit number 10.32 to the Company's Annual Report on Form 10-K for the year ended December
         31, 1993.

  10.33 Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement from Reunion Energy Company to Arthur R.
         Gralla, Jr., as Trustee for the benefit of Bank One Texas, N.A. dated
         March 15, 1994, with respect to oil and gas properties located in the State of California. Incorporated by reference from Exhibit number
         10.33 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1993.

  10.34 Reunion Resources Company 1993 Incentive Stock Plan. Incorporated by reference from Exhibit number 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

  10.35 Form of Stock Option Agreement for options issued pursuant to the 1993 Incentive Stock Plan. Incorporated by reference from Exhibit number 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

                                   EXHIBITS


EXHIBITS
   NO.                        DESCRIPTION OF EXHIBIT
--------                      ----------------------
  10.36  Purchase and Sale Agreement dated May 5, 1994, between Reunion Energy
         Company and Santa Fe Minerals, Inc., relating to the purchase of Santa
         Fe Minerals, Inc.'s interest in producing gas properties.  Incorporated by reference from Exhibit number 10.36 to the Company's Form 8-K dated
         June 14, 1994.

  10.37 First Amendment to Credit Agreement dated as of November 9, 1994, among Reunion Energy Company, Reunion Resources Company and Bank One,
         Texas, N.A. Incorporated. Incorporated by reference from Exhibit number 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

  10.38  Agreement for Purchase and Sale dated as of August 31, 1994, among
         Reunion Energy Company, Teck Resources, Inc., and Teck Corporation, relating to the sale of Reunion Energy Company's interest in a 5,000 acre titanium mineral deposit in Southwestern Colorado. Incorporated by reference from Exhibit number 10.38 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended September 30, 1994.

  10.39 Joint Venture Agreement of The Juliana Preserve, a Joint Venture dated as of October 1, 1994. Incorporated by reference from Exhibit number 10.39 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

  10.40  Severance Agreement by and between Reunion Resources Company and
         Thomas N. Amonett, dated November 16, 1994.*

  10.41  Severance Agreement by and between Reunion Resources Company and W.
         Kyle Willis, dated November 16, 1994.*

  10.42  Development and Marketing Agreement by and between The Juliana
         Preserve, A Joint Venture, and Juliana Pacific, Inc. dated January 1,
         1995.*

  10.43  Arrangement letter between Reunion Resources Company and Petrie
         Parkman & Co. dated January 19, 1995.*

  11.1   Computation of Earnings Per Share.*

  22.1   List of subsidiaries and jurisdictions of organization.*

  24.1   Consent of Petroleum Engineers.*

  24.2   Consent of Independent Public Accountants.*

  24.3   Consent of Independent Public Accountants.

  99.1   Financial Statements of The Juliana Preserve for the Fiscal year ended
         September 30, 1995.



------------
*  Previously filed.