Form 10-K405
period 1995-12-31
REUNION RESOURCES CO
filed 1996-04-01
CIK 15876

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO

                         COMMISSION FILE NUMBER 1-7726
                           REUNION RESOURCES COMPANY
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              76-0404108
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)             IDENTIFICATION NUMBER)

                              62 SOUTHFIELD AVE.
                             ONE STAMFORD LANDING
                          STAMFORD, CONNECTICUT 06902
         (ADDRESS, INCLUDING ZIP CODE, OF PRINCIPAL EXECUTIVE OFFICES)

                                (203) 324-8858
                    (TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                        NAME OF EACH EXCHANGE ON WHICH
          TITLE OF EACH CLASS                     REGISTERED
          -------------------       ---------------------------------------
      Common Stock, $.01 par value  The Pacific Stock Exchange Incorporated
                                           NASDAQ Small-Cap. Market

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [X]  No [_]

  As of February 20, 1996, the registrant had 3,855,085 shares of Common Stock issued and outstanding. As of February 20, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the average of the high and low sales prices on the NASDAQ Small-Cap. Market) was approximately $9,889,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III, Items 10 through 13 are incorporated from the Company's definitive proxy statement to be filed within 120 days after the close of the Company's fiscal year.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                           REUNION RESOURCES COMPANY

                         TABLE OF CONTENTS OF FORM 10-K

                                     PART I

 ITEM
 NO.                                                                       PAGE
 ----                                                                      ----
  1.  BUSINESS...........................................................    2
      General............................................................    2
      Plastic Products and Services......................................    3
      Real Estate and Agricultural Operations............................    4
      Discontinued Operations............................................    5
      Environmental Protection...........................................    6
      Employees..........................................................    7
  2.  PROPERTIES.........................................................    7
      Plastic Products Segment...........................................    7
      Real Estate and Agricultural Properties............................    8
      Properties Held for Sale...........................................    8
      Other Properties...................................................    8
  3.  LEGAL PROCEEDINGS..................................................    8
  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................   10

                                    PART II

  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS...........................................................   10
  6.  SELECTED FINANCIAL DATA............................................   11
  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS.............................................   12
  8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........   16
  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
       FINANCIAL DISCLOSURE..............................................   16

                                    PART III

 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................   17
 11.  EXECUTIVE COMPENSATION.............................................   17
 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....   17
 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................   17

                                    PART IV

 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....   18
      SIGNATURES.........................................................   19

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Reunion Resources Company ("Reunion") is the successor by merger, effective June 29, 1993, of Buttes Gas & Oil Co. ("BGO"). As used herein, the term "Company" refers to Reunion, its predecessors and its subsidiaries unless the context indicates otherwise. The Company's executive offices are located at 62 Southfield Avenue, One Stamford Landing, Stamford, Connecticut 06902 and its telephone number is (203) 324-8858.

  The Company, through its wholly owned subsidiary Oneida Rostone Corp. ("ORC"), manufactures high volume, precision plastic products and provides engineered plastics services. ORC's Oneida division, acquired in September 1995, designs and produces injection molded parts and provides secondary services such as hot stamping, welding, printing, painting and assembly of such products. In addition, Oneida designs and builds custom molds at its tool shops in order to produce component parts for specific customers. ORC's Rostone division, acquired in February 1996, compounds and molds thermoset polyester resins. The Company is also engaged in real estate development and wine grape agricultural operations in Napa County, California.

  During the five year period ended December 31, 1995, the Company, through its subsidiaries, was also engaged in exploring for, developing, producing and selling crude oil and natural gas in the United States. In November 1995, the Company's Board of Directors resolved to pursue the sale of the Company's oil and gas assets and discontinue the Company's oil and gas operations. See "Discontinued Operations." Until 1993, the Company had also, through its subsidiaries, (i) provided contract workover services in the Gulf of Mexico,
(ii) explored for, developed, produced and sold crude oil and natural gas in Canada and (iii) engaged in the management of oil and gas partnerships. Each of these three lines of business were either discontinued or sold in 1993.

  General information about each of the Company's principal business segments is set forth below under the captions "Plastic Products and Services", "Real Estate and Agricultural Operations" and "Discontinued Operations." Certain financial information regarding the principal business segments of the Company is included in Item 8 of this report under Note 17 of the Consolidated Financial Statements. Information concerning the discontinued operations is set forth in Note 3 to the Consolidated Financial Statements.

  BGO and certain of its subsidiaries emerged in December 1988 from a reorganization in bankruptcy (the "Reorganization") under Chapter 11 of the United States Bankruptcy Code. Before the Reorganization, BGO was organized under Delaware law, as successor by statutory reorganization to a California corporation organized in 1929. Pursuant to the Reorganization, BGO was reorganized in January 1989, as a Pennsylvania corporation, as successor by statutory merger with the Delaware corporation. Effective June 29, 1993, the Articles of Incorporation of BGO were amended to effect a plan of recapitalization (the "Recapitalization") pursuant to which, among other things, (i) each then outstanding share of common stock, par value $.01 per share, of BGO ("Old Buttes"), was converted automatically and without further action by stockholders into 1/300th share of new common stock, par value $.01 per share (the "Reverse Split"), of Old Buttes (as so recapitalized, "New Buttes"); (ii) all fractional interests in shares of Old Buttes resulting from the Recapitalization are to be settled in cash at the last sale price of Old Buttes shares on the Pacific Stock Exchange on the last trading day before the effective date of the Recapitalization; (iii) following the effective date of the Recapitalization, New Buttes distributed 14 additional shares of New Buttes for each one new share issued (or issuable) in the Recapitalization, in payment of a stock distribution payable to the holders of record of New Buttes shares on the day after the effective date of the Recapitalization (thereby effecting a fifteen-for-one forward stock split). BGO was then merged into Reunion, a Delaware corporation.

  Reunion has recently proposed to its stockholders that Reunion merge with and into its wholly owned subsidiary, Reunion Industries, Inc. ("RII"), pursuant to a merger agreement dated November 14, 1995. RII's Certificate of Incorporation, which would survive such a merger, authorizes the issuance of 20,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of "blank check" preferred stock, par value $.01 per share and includes certain capital stock transfer restrictions (the "Transfer Restrictions") which are designed to prevent any person or group of persons from becoming a 5% shareholder of RII and to prevent an increase in the percentage stock ownership of any existing person or group of persons that constitutes a 5% shareholder by prohibiting and voiding any transfer or agreement to transfer stock to the extent that it would cause the transferee to hold such a prohibited ownership percentage. The Transfer Restrictions are intended to help assure that the Company's substantial net operating loss carry forwards will continue to be available to offset future taxable income by decreasing the likelihood of an "ownership change" for federal income tax purposes. Shareholders of the Company will vote on the merger of the Company into RII at a special meeting of shareholders to be held April 19, 1996.

PLASTIC PRODUCTS AND SERVICES

  On September 14, 1995, the Company acquired (the "Oneida Acquisition") Oneida Molded Plastics Corp. ("Oneida"). On February 2, 1996, Rostone Corporation ("Rostone") merged with and into Oneida (the "Rostone
Acquisition") and the surviving corporation changed its name to Oneida Rostone Corp. Oneida and Rostone will operate as divisions of ORC.

 Oneida

  Founded in 1964, ORC's Oneida division is a full service plastic injection molder which manufactures high volume, precision plastic products and provides engineered plastics services. Oneida designs and produces injection molded parts and provides secondary services such as hot stamping, welding, printing, painting and assembly of such products. Oneida's principal products consist of specially designed and manufactured components for office equipment; business machines; computers and peripherals; telecommunications, packaging and industrial equipment; and recreational and consumer products.

  Oneida designs and manufactures most of its products by injection molding to a customer's specifications. In most cases, Oneida obtains a contract to produce a specified number of custom designed products using custom built molds. The customer either provides its own molds or has Oneida design and build or obtain from a supplier the molds necessary to produce the products. In either case, the customers generally own the molds. The custom molds produced by Oneida are manufactured at one of its two tool shops, which are located in Clayton, North Carolina and Phoenix, New York. Oneida has three injection molding facilities, which are located in Oneida and Phoenix, New York and Clayton, North Carolina.

  The markets in which Oneida competes have sales in excess of $6 billion per year. These markets are highly competitive. Oneida's principal competitors are international companies with multi-plant operations based in the United States, Germany, France and Japan, as well as approximately 3,800 independent companies located in the United States engaged in the custom molding business. Most of these companies are privately owned and have sales volume ranging from $3 million to $7 million per year. In addition, approximately one-half of the total injection molding market is supplied by in-house molding shops. Oneida competes on the basis of price, customer service and product quality.

  Sales of Oneida's products are made through a network of independent manufacturer's representatives working from 14 separate regional offices throughout the eastern United States. Oneida pays commissions between two and five percent of sales, based upon volume. Oneida has a decentralized sales organization that keeps close contact with customers. During 1995, 1994 and 1993, one customer, Xerox Corporation, was responsible for more than 10% of Oneida's net sales. Sales to Xerox were approximately 46% of Oneida's sales during the period subsequent to the Oneida Acquisition, and receivables from Xerox were approximately 45% of Oneida's accounts receivable at December 31, 1995. The loss of this customer could have a material adverse effect on the results of operations of Oneida. In addition to its core customer, Xerox Corporation, Oneida has approximately 200 customers in the various industries described above. Oneida has recently obtained additional customers in the business machines and medical products industries. The Company believes that these new customers provide further growth opportunities for Oneida.

  The principal raw materials used by Oneida are thermoplastic polymers. These materials are available from a number of suppliers. Prices for these materials are affected by changes in market demand, and there can be no assurances that prices for these and other raw materials used by Oneida will not increase in the future. Oneida's contracts with its customers generally provide that such price increases can be passed through to the customers.

  Oneida's backlog orders believed firm at December 31, 1995 and December 31, 1994 were approximately $15.4 million and $10.1 million, respectively, substantially all of which are expected to ship within a year.

  The majority of Oneida's engineering work is related to meeting design requirements and specifications of its customers that require customized products and developing greater production efficiencies. To meet these objectives, Oneida has engineering personnel at each of its manufacturing locations. Oneida's business is not materially dependent on any patents, licenses or trademarks.

ROSTONE

  Founded in 1927, ORC's Rostone division specializes in precision thermoset plastic molded parts for original equipment manufacturers in the electrical, transportation, appliance and office equipment industries. Rostone is also a compounder of proprietary fiberglass reinforced polyester materials used in a number of customer applications.

  Rostone manufacturers its thermoset products through the use of custom molds. These customer owned molds are either provided by the customer or designed and built by Rostone to produce parts to customer specifications. All operations are conducted from one facility in Lafayette, Indiana.

  Rostone competes in a market with a limited number of privately owned competitors and in-house molders on the basis of price, product specifications and customer service. Rostone sells its products and services primarily through a network of independent manufacturers' representatives with coverage primarily in the eastern and midwestern United States.

  The principal raw materials used by Rostone are styrene, polyester resins, fiberglass, and commercial phenolics. These materials are available from a number of suppliers. However, prices and availability of these materials are affected by changes in market demand, and there can be no assurances that prices for these and other raw materials used by Rostone will not increase in the future. If shortages occur, as occurred for fiberglass during 1994 and 1995, Rostone exercises its flexibility to engineer new products to provide its customers a cost effective alternative to the material in short supply.

  Rostone's backlog of firm orders released for production was $2.6 million at December 31, 1995. Rostone has historically tracked backlog based only on production releases received rather than on the entire customer order. Rostone expects, as normal course of business, to ship all orders within one year of receipt.

  Research and development at Rostone is focused on the development of proprietary thermoset materials under the trade name "Rosite". Rostone compounds a wide range of Rosite materials to satisfy its customers various needs. Rostone also provides services in meeting customers' design requirements and specifications of their customized products. Other than "Rosite," Rostone's business is not materially dependent on any patents, licenses or trademarks.

REAL ESTATE AND AGRICULTURAL OPERATIONS

  The Company's real estate and agricultural operations consist primarily of investments in The Juliana Preserve (the "Preserve") and in certain real estate controlled by the Preserve. The Preserve is a California general partnership, formed on October 1, 1994 by Juliana Vineyards and Crescent Farms Company (wholly owned subsidiaries of the Company), together referenced herein as "Juliana", and Freedom Vineyards, Inc., a California corporation ("Freedom Vineyards"), to jointly farm, manage, develop and ultimately dispose of the combined interest of all the parties. The joint venture controls real estate located within the official boundaries of the Napa Valley American Viticultural Area, the premier grape growing region of North America. Prior to the joint venture's formation, Juliana engaged in wine grape vineyard development and the growing and harvesting of wine grapes for the premium table wine market. The joint venture will continue to engage in wine grape agriculture until the existing vineyard parcels are sold. In forming the joint venture, the parties effectively contributed their ownership interests in the real estate and agricultural operations in exchange for undivided ownership interests in the joint venture of 71.7% to Juliana and 28.3% to Freedom Vineyards, based on independent appraisals of their respective interests. Although Juliana has a 71.7% interest in the net income and net assets of the joint venture, it has a 50% voting interest in matters concerning the operation, development and ultimate disposition of the property. The properties now controlled by the Juliana Preserve were originally acquired by Juliana in 1974 and at December 31, 1995 consisted of approximately 4,735 acres, of which approximately 2,000 acres are suitable for wine grape production and of which 414 acres are currently in production. Freedom Vinyards obtained its interest in 1993 when the Company conveyed 720 acres to Freedom Vinyards in satisfaction of $13.2 million of indebtedness. Although the Company has given effective control of this property to the Juliana Preserve, the Company retains legal title. Juliana is obligated for indebtedness of $2.5 million, payable to an insurance company, which is fully collateralized by land and vineyards.

  In January 1995, the Preserve entered into a Development and Marketing Agreement with Juliana Pacific, Inc., a California corporation and an affiliate of Pacific Union Company ("Pacific Union"), to develop the Preserve into a master-planned estate-oriented residential community encompassing the entire vineyard. Pacific Union is an experienced, well-established real estate developer based in San Francisco. Among its projects are the Meadowood resort and the Merryvale Winery in St. Helena, California and the Rancho San Carlos development near Monterey, California. The joint venture agreement contemplates that development costs associated with the project will be financed solely from the assets of the joint venture, including the sale of such assets, or by development financing. In October 1995, the joint venture entered into a loan agreement with Washington Federal Savings, the parent of Freedom Vineyards, to provide $3.0 million of development financing for this project.

  The joint venture does not hold a significant position in the wine grape market. Prices received on the sale of wine grapes may fluctuate widely, depending upon supply, demand and other factors. The Napa Valley wine grape industry is extremely competitive based on quality, quantity, price and the ability to supply premium grapes consistently over a period of years. The market for agricultural lands is competitive and subject to uncontrollable factors such as fluctuations in interest rates, availability of credit to potential buyers and land use restrictions. The joint venture is subject to various regulations regarding the use and application of insecticides and fungicides, safety and environmental hazards under the Occupational Safety and Health Act, and employment of aliens and immigrants. The joint venture's vineyard operation is subject to the regulation of the United States Bureau of Alcohol, Tobacco and Firearms ("BATF"), regarding appellation of origin labeling practices. Present regulations allow the Company's vineyard crop to be sold under the "Napa Valley" appellation.

  Agricultural operations are subject to substantial risks, including seasonal production, adverse weather conditions, variability of rainfall, insects, blights and diseases. The vineyard has an extensive water system developed for irrigation and frost protection consisting of a primary reservoir connected to satellite reservoirs and frost ponds for storage and distribution of water. The vineyards of Napa and Sonoma Counties, including those of the Preserve, are currently affected with infestations of phylloxera, an organism which attacks and ultimately destroys grapevine rootstock. Of the 414 acres of Preserve vineyard remaining in production, 181 acres are planted with rootstock believed to be resistant to phylloxera. Other than plantings and interplantings completed in 1995 and prior years, the Preserve has no plans to replace vines affected by phylloxera.

DISCONTINUED OPERATIONS

U.S. OIL AND GAS OPERATIONS

  Through November 1995, the Company was engaged in exploring for, developing, producing and selling crude oil and natural gas in the United States through the Company's wholly owned subsidiary, Reunion Energy Company ("REC", formerly Buttes Resources Company). During 1995, REC operated oil and gas properties in California, Louisiana and Texas and had interests in properties operated by others in five additional states. The properties produced a total of approximately 1.8 Bcf of natural gas and 189,000 barrels of oil during 1995. In November 1995, the Company's Board of Directors resolved to pursue the sale of the Company's oil and gas assets and to discontinue the Company's oil and gas operations. The Company has engaged an investment bank specializing in oil and gas transactions to assist in the sale of the oil and gas operations. On February 20, 1996, the Company entered into a letter of intent sell REC, including substantially all of its oil and gas assets, to a third party for a total price of approximately $11.9 million. The Company is presently negotiating a definitive agreement based on this letter of intent which is expected to provide that the purchase price is to be paid by $10.2 million in cash at the closing and a $1.7 million 6-month note with interest at 12%. The transaction is subject to the completion of due diligence and financing and to the satisfaction of customary closing conditions, and is expected to close in the second quarter of 1996. Upon completion of this transaction, the Company will have substantially completed the disposal of its discontinued oil and gas operations.

  Through 1993, the Company's oil and gas partnership management operations were conducted through its wholly owned subsidiary, Buttes Energy Company ("BEC"). The partnerships managed by BEC had interests in approximately 996 wells in seven states. The Company did not own a significant direct or indirect interest in any of these properties, but a subsidiary of BEC operated 261 of the wells. The Company received fees from the partnerships which partially offset the expenses incurred by the Company in managing them. The Company also received overhead reimbursements for supervising the operations of the properties which it operated. On December 22, 1993, the Company sold all of the common stock of BEC to TDP Energy Company for approximately $2.1 million in cash. Upon consummation of the sale, the Company was no longer engaged in the partnership management business.

CANADIAN OIL AND GAS OPERATIONS

  The Company's Canadian operations were primarily conducted through its wholly owned subsidiary, Northern Enterprises (Canada) Ltd. ("NECL"), which was headquartered in Calgary, Alberta. These operations consisted of oil and gas producing properties in Alberta, Saskatchewan and British Columbia, and exploratory acreage in Alberta and British Columbia. On May 14, 1993, the Company sold substantially all of the assets of NECL to Mannville Oil & Gas Ltd., a Canadian Corporation ("Mannville"). Mannville paid approximately $7.4 million in cash and assumed approximately $3.1 million of indebtedness and other liabilities of NECL. As a result of this transaction, the Company was no longer engaged in the oil and gas business in Canada.

OFFSHORE CONTRACT WORKOVER OPERATIONS

  The Company discontinued its offshore contract workover operations effective December 31, 1992. These operations were conducted through a majority owned subsidiary, Dolphin Titan International, Inc. ("Dolphin"), headquartered in Houston, Texas. Effective January 27, 1993, Dolphin entered into agreements to charter its three offshore jack up workover rigs to Sundowner Offshore Services, Inc., ("Sundowner"). On August 27, 1993, the Company sold the rigs to Sundowner for $8.0 million in cash. As a result of these transactions, the Company was no longer engaged in the contract workover business.

ENVIRONMENTAL PROTECTION

  Various federal, state and local laws and regulations including, without limitation, laws and regulations concerning the containment and disposal of hazardous waste, oil field waste and other waste materials, the use of storage tanks, the use of insecticides and fungicides and the use of underground injection wells directly or indirectly affect the Company's operations. In addition, environmental laws and regulations typically impose "strict liability" upon the Company for certain environmental damages. Accordingly, in some situations, the Company could be liable for clean up costs even if the situation resulted from previous conduct of the Company that was lawful at the time or from improper conduct of, or conditions caused by, previous property owners, lessees or other persons not associated with the Company or events outside the control of the Company. Such clean up or costs associated with changes in environmental laws and regulations could be substantial and could have a materially adverse effect on the Company's consolidated financial position, results of operations or cash flows.

  The Company's plastic products and service business routinely uses chemicals and solvents, some of which are classified as hazardous substances. The Company's oil and gas business and related activities routinely involve the handling of significant amounts of waste materials, some of which are classified as hazardous substances. The Company's vineyard operations routinely use fungicides and insecticides, the handling, storage and use of which is regulated under the Federal Insecticide, Fungicide and Rodenticide Act, as well as California laws and regulations.

  Except as described in the following paragraph, the Company believes it is currently in material compliance with existing environmental protection laws and regulations and is not involved in any significant remediation activities or administrative or judicial proceedings arising under federal, state or local environmental protection laws and regulations. In addition to management personnel who are responsible for monitoring environmental compliance and arranging for remedial actions that may be required, the Company has also employed outside consultants from time to time to advise and assist the Company's environmental compliance efforts with respect to its oil and gas properties. Except as described in the following paragraph, the Company is not aware of any conditions or circumstances relating to environmental matters that will require significant capital expenditures by the Company or that would result in material adverse effects on its businesses.

  REC, as operator of the properties, is in process of environmental remediation of certain oil and gas properties in Calcasieu Parish, Louisiana under a remediation plan approved by the Louisiana Office of Conservation. Approximately $0.5 million has been expended as of December 31, 1995, and REC estimates that the remaining cost of cleanup will be approximately $0.6 million. Based on its working interests in the properties, REC has recorded $0.4 million for its share of the cost incurred and has accrued an additional $0.4 million for its share of the estimated remaining cost.

EMPLOYEES

  At December 31, 1995, the Company employed 411 full time employees, of whom 378 were employed in the plastic products segment, 21 were employed in oil and gas operations, 6 were employed in agricultural operations and 6 were corporate personnel. The Company also employs hourly employees in its agricultural operations, the number of whom varies throughout the year.

  ORC's Rostone division, acquired in February 1996, employees 340 full time employees of whom 291 are represented by the International Brotherhood of Electrical Workers, AFL-CIO under a collective bargaining agreement expiring March 2, 1997. The Company is not a party to any other collective bargaining agreements.

ITEM 2. PROPERTIES

PLASTICS PRODUCTS SEGMENT

  The Company's properties used in the plastic products segment are as follows:

                                                LEASE
                        SQUARE  LAND          EXPIRATION
DIVISION    LOCATION     FEET   ACRES  TITLE     DATE                  USE
- --------  ------------- ------- ----- ------- ---------- --------------------------------
Oneida    Oneida, NY     84,000  3.5  Owned *       --   Manufacturing and Administrative
          Phoenix, NY    28,000   --  Leased   1/01/99   Manufacturing and Administrative
          Phoenix, NY    20,000  2.0  Owned *       --   Manufacturing
          Clayton, NC    35,000   --  Leased   6/30/98   Manufacturing and Administrative
Rostone   Lafayette, IN 168,000 20.0  Owned *       --   Manufacturing and Administrative

- --------
* Subject to mortgages in connection with ORC's credit facility with Congress Financial Corporation (see Note 10 of the Notes to the Consolidated Financial Statements).

  The Company believes that these facilities are suitable and adequate for ORC's use.

REAL ESTATE AND AGRICULTURAL PROPERTIES

  For information concerning the Company's real estate and agricultural properties see Item 1. "Business--Real Estate and Agricultural Operations". The Company maintains an office facility on its vineyard property.

PROPERTIES HELD FOR SALE

  The Company owns interests in oil and gas properties in California, Texas and Louisiana with estimated reserves aggregating approximately 609 thousand barrels of oil and 29.5 billion cubic feet of gas. REC also leases an office in Meridian, California which is used for its oil and gas operations. As described in Item 1 "Business-- Discontinued Operations," the Company is pursuing the sale of its oil and gas assets.

  The Company owns an approximate 55% undivided interest in approximately 5,400 acres on Padre Island, located off the coast of Texas near Corpus Christi. The Company has a contract to sell its interest in this property for approximately $2.0 million which is expected to close in the second quarter of 1996.

  The Company holds title to or recordable interests in federal and state leases totaling approximately 55,000 acres near Moab, Utah, known as Ten Mile Potash. Sylvinite, a potash mineral, is the principal mineral of interest and occurrence in the Ten Mile Potash property. To date, Ten Mile Potash has not yielded any significant revenues from mining operations or any other significant revenues, and the Company is pursuing the sale or farmout of these interests.

  The Company leases a yard facility in Morgan City, Louisiana which was previously used in the Company's workover operations and is presently subleased to a third party for a minimal profit.

OTHER PROPERTIES

  Effective April 1, 1996, the Company will sublease, from Stanwich Partners, Inc. ("SPI"), approximately 1,500 square feet of office space in Stamford, Connecticut for its corporate offices. Three of the Company's directors and officers are officers, directors and/or shareholders of SPI. Management believes the terms of this sublease are at least as favorable to the Company as would be the case in an arm's length transaction (see Item 13--"Certain Relationships and Related Transactions").

  The Company leases offices in Houston, Texas which are used for REC's oil and gas operations and were used for its corporate offices. In connection with the sale of REC, the Company is attempting to find one or more subtenants for this space for the duration of the lease term expiring in May 1998.

ITEM 3. LEGAL PROCEEDINGS

  Certain litigation in which the Company is involved is described below.

  On September 28, 1993, Fred Berry, a consulting geologist, filed suit against REC and Reunion ("Defendants") in the Superior Court of California, Sacramento County, California. The complaint alleged: (i) breach of fiduciary duty; (ii) breach of a purported joint venture agreement; and (iii) breach of the covenant of good faith and fair dealing. The complaint sought declaratory relief arising out of a purported joint venture agreement between the plaintiff and REC, and damages of $51,296,568.70, including: $50 million for natural gas, at $1.00 per Mcf, which the plaintiff alleges would have been found and recovered; $1,250,000 for the loss of use of results of an aerial magnetic survey paid for by REC; and $46,568.70 on disputed invoices. The plaintiff also sought punitive damages. After completion of limited discovery by both plaintiff and defendants, the Defendants and the plaintiff settled this litigation in December 1995 for a payment by the Company of $20,000 and the return of the disputed data to the plaintiff.

  On May 28, 1993, BGO filed a Complaint for Determination of Dischargeability of Claim and for Declaratory and Injunctive Relief in the United States Bankruptcy Court for the Southern District of Texas,

Houston Division, naming the California Regional Water Quality Control Board ("Water Board"), the State Water Resources Control Board, the California Environmental Protection Agency, and various executive officers and directors of those boards and agency as defendants, seeking to determine the dischargeability of the Water Board's claims that BGO was responsible for proposed remediation work to stop erosion at the former Gambonini mine site (the "Gambonini Site") in Marin County, California. During the period 1964 to 1969, BGO leased the Gambonini Site for the purpose of mining mercury. In 1970 BGO terminated the mineral lease, mining operations and occupancy of the site and completed site remediation including stabilization, revegetation and hauling a portion of the mining waste back to the mining pit and compacting and removing the remaining waste. The remediation was accomplished under the supervision, and ultimate approval, of the Marin County Department of Public Works. The defendants contend that as a result of major storm events in 1982, a dam built to retain mining material and storm water runoff breached, releasing mining material and other debris into a local stream. On June 24, 1991, the Water Board first notified BGO of the alleged problems at the Gambonini Site and of its intent to impose obligations for cleanup of the Gambonini Site and BGO's alleged responsibilities relating to the site. In August and September of 1991, BGO responded to the June 24, 1991 notice by confirming its position that the Water Board's claims, if any, had been discharged as a result of the Company's Chapter 11 bankruptcy reorganization in 1988 and that the discharge language and injunctive provisions of the Confirmation Order during the bankruptcy proceedings were dispositive of the claim. On April 29, 1993, the Water Board issued a Cleanup Order directing the landowner and BGO to prepare and implement various plans to prevent storm water pollution and a surface mining closure plan. In a Memorandum Opinion and Judgment (the "Order") entered on September 30, 1994, the Bankruptcy Court allowed the Water Board to file a late claim against BGO's bankruptcy estate and prohibited any attempts to liquidate its claims against BGO, other than through the late filing of a proof of claim. In March 1995, the Water Board filed an unsecured claim seeking $2.7 million. In October 1995, the Company reached a tentative settlement with the Water Board requiring a payment of $128,000 by the Company and release by the Water Board of any further action against the Company. The Company expects this settlement to be finalized during the second quarter of 1996.

  The Company filed suit in the 125th Judicial District Court of Harris County, Texas against Bargo Energy Company ("Bargo") and its general partners, Chisos Corporation, Austin Resources Corporation, Shearwave, Inc., Brazos Oil & Gas Corporation, and Schroder Oil Financing & Investment Company, on January 16, 1996 for damages and relief arising out of Bargo's repudiation of its agreement to purchase all outstanding shares of the capital stock of REC. Bargo had agreed to pay the Company $15.1 million for REC's capital stock, subject to certain potential adjustments in the purchase price as set forth in the Stock Purchase Agreement between the Company and Bargo and timely deposited $0.5 million with a contractual escrow agent in accordance with the terms of the Stock Purchase Agreement. The Company has alleged in its complaint that Bargo tortiously interfered with a prospective stock purchase agreement with another purchaser of the Company's stock, and then wrongfully repudiated its agreement to purchase REC's stock. The Company also asserts claims against Bargo for breach of contract and breach of duty of good faith and fair dealing, and seeks damages under these theories of liability. Bargo has also filed suit against the Company claiming that the Company, its investment bankers, and certain individuals fraudulently misrepresented information and fraudulently induced Bargo into signing the Stock Purchase Agreement. Bargo also asserts claims for breach of contract and warranty, return of its escrow, and seeks unspecified damages under these theories of liability. The cases have now been consolidated in the 334th Judicial District Court of Harris County, Texas. The case is at a very early stage, with the Company having recently served discovery requests on Bargo. The Company has filed a motion to align the Company as the proper plaintiff in the consolidated cases.

  The Company and its subsidiaries are the defendants in a number of other lawsuits and administrative proceedings which have arisen in the ordinary course of business of the Company and its subsidiaries. The Company believes that any material liability which can result from any of such lawsuits or proceedings has been properly reserved for in the Company's financial statements or is covered by indemnification in favor of the Company or its subsidiaries, and therefore the outcome of these lawsuits or proceedings, or the matters referred to above, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1995.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The Company's Common Stock is traded in the over-the-counter market and is listed on the NASDAQ Small-Cap. Market (RUNR). The Common Stock is also listed on the Pacific Stock Exchange (RUN).

  As of February 20, 1996, there were 1,681 holders of record of the Company's Common Stock with an aggregate of 3,855,085 shares outstanding. Included in these amounts are 560 shareholders of record holding an aggregate of 1,027,084 shares of BGO Common Stock (43,800 post Reverse Split shares) which have not been exchanged for Reunion Common Stock pursuant to the Recapitalization.

  The table below reflects the high and low bid and ask prices on the NASDAQ Small-Cap. Market and the high and low sales prices on the Pacific Stock Exchange for the quarterly periods in the two years ended December 31, 1995:

                                        NASDAQ SMALL-CAP. MARKET
                                       ---------------------------
                                                                   PACIFIC STOCK
                                                                     EXCHANGE
                                            BID           ASK      SALES PRICES
                                       ------------- ------------- -------------
QUARTER ENDED                           HIGH   LOW    HIGH   LOW    HIGH   LOW
- -------------                          ------ ------ ------ ------ ------ ------
1994
  March 31............................ $6.500 $5.375 $6.750 $5.500 $6.625 $5.375
  June 30............................. $7.125 $5.500 $7.500 $5.750 $7.250 $5.625
  September 30........................ $7.000 $5.375 $7.250 $5.750 $7.000 $5.625
  December 31......................... $5.375 $5.000 $5.750 $5.250 $5.500 $4.875
1995
  March 31............................ $5.750 $4.875 $6.250 $5.250 $6.125 $5.125
  June 30............................. $5.000 $4.375 $5.500 $4.750 $5.125 $4.500
  September 30........................ $6.250 $4.500 $6.625 $4.750 $6.375 $4.500
  December 31......................... $6.250 $4.500 $6.500 $4.875 $6.250 $4.750

  No cash dividends have been declared or paid during the past three years with respect to the Common Stock of the Company. The Board of Directors of the Company currently follows a policy of retaining any earnings for operations and for the expansion of the business of the Company. Therefore, the Company anticipates that it will not pay any cash dividends on the Company's Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                          YEAR ENDED DECEMBER 31,
                                  --------------------------------------------
                                    1995     1994     1993     1992     1991
                                  --------  -------  -------  -------  -------
                                   (1)(2)   (1)(3)   (1)(4)   (1)(5)     (1)
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATIONS DATA
Operating Revenues............... $ 10,855  $ 1,619  $   760  $ 2,460  $ 1,991
Income (Loss) From:
  Continuing Operations..........   (3,581)    (660)  (4,117)  (2,856)    (820)
  Discontinued Operations........  (10,389)  (3,430)   9,471      220   10,354
  Extraordinary Gain.............       --       --    7,742       --       --
                                  --------  -------  -------  -------  -------
  Net Income (Loss).............. $(13,970) $(4,090) $13,096  $(2,636) $ 9,534
                                  ========  =======  =======  =======  =======
Income (Loss) Per
Common Share and Common
 Share Equivalent From:
  Continuing Operations.......... $   (.94) $  (.17) $ (1.10) $  (.82) $  (.24)
  Discontinued Operations........    (2.71)    (.91)    2.52      .06     2.99
  Extraordinary Gain.............       --       --     2.06       --       --
                                  --------  -------  -------  -------  -------
  Net Income(Loss)............... $  (3.65) $ (1.08) $  3.48  $  (.76) $  2.75
                                  ========  =======  =======  =======  =======
BALANCE SHEET DATA
Total Assets..................... $ 51,935  $51,639  $55,238  $63,410  $69,219
Long-term Obligations............ $  7,947  $ 2,693  $ 3,332  $ 6,989  $23,754
Shareholders' Equity............. $ 31,254  $44,624  $48,707  $34,017  $37,196
Weighted Average Common Shares
 Outstanding.....................    3,832    3,794    3,762    3,469    3,469
Cash Dividends per Common Share.. $    -0-  $   -0-  $   -0-  $   -0-  $   -0-

- --------
(1) During 1995, the Company's Board of Directors resolved to pursue the sale of the Company's oil and gas assets and discontinue the Company's oil and gas operations. The Selected Financial Data for prior years have been reclassified to present the oil and gas operations as discontinued operations. See Item 1 "Business--Discontinued Operations," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Discontinued Operations" and Note 3 of the Notes to the Consolidated Financial Statements.
(2) Includes the results of operations of Oneida subsequent to the Oneida Acquisition on September 14, 1995. Includes a $7.0 million impairment charge against the Company's oil and gas properties and a $3.8 million charge for the expected loss on disposal of the oil and gas operations. See Notes 2 and 3 of the Notes to the Consolidated Financial Statements.
(3) Includes a $3.2 million impairment charge against the Company's oil and gas properties, a $2.1 million gain on the sale of mineral properties, the results of operations of acquired producing gas properties after May 1, 1994 and a change in the Company's proportionate share of agricultural revenues and expenses. See Notes 3, 7 and 8 of the Notes to the Consolidated Financial Statements.
(4) Includes the results of operations of the Company's Canadian operations and partnership management operations through the dates of disposition, a change in the Company's proportionate share of agricultural revenues and expenses and a $1.6 million write down of agricultural assets. See Notes 3 and 7 of the Notes to the Consolidated Financial Statements.
(5) Includes results of operations of the Company's contract workover operations through the date of disposition. See Note 3 of the Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  On September 14, 1995, the Company acquired Oneida, which manufactures precision plastic products and provides engineered plastics services (see Item 1--"Business"). As a result of the Oneida Acquisition, the Company's principal operations are in the plastic products industry. On February 2, 1996, the Company completed the Rostone Acquisition which added new customers and products to the plastic products segment. The Company is considering additional acquisitions to increase its customer base and expand its product offerings and service capabilities in the plastics industry. In addition, the Company may consider acquisitions in other industries. The Company is also engaged in real estate development and wine grape agricultural operations in Napa County, California.

  In November 1995, the Company's Board of Directors resolved to pursue the sale of the Company's oil and gas assets and to discontinue the Company's oil and gas operations. The Company has engaged an investment bank specializing in oil and gas transactions to assist in the sale of the oil and gas operations. On February 20, 1996, the Company entered into a letter of intent to sell REC, including substantially all of its oil and gas assets, to a third party for a total price of approximately $11.9 million. The Company is presently negotiating a definitive agreement based on this letter of intent which is expected to provide that the purchase price is to be paid by $10.2 million in cash at the closing and a $1.7 million 6-month note with interest at 12%. The transaction is subject to the completion of due diligence and financing and to the satisfaction of customary closing conditions, and is expected to close in the second quarter of 1996. Upon completion of this transaction, the Company will have substantially completed the disposal of its discontinued oil and gas operations.

  The Company recognized a net loss of $14.0 million in 1995 compared to a net loss of $4.1 million in 1994 and net income of $13.1 million in 1993. The following discussion of Results of Continuing Operations describes the Company's continuing operations in plastic products and agriculture separately from discontinued operations.

RESULTS OF CONTINUING OPERATIONS--1995 COMPARED TO 1994

  The Company recognized a loss from continuing operations of $3.6 million in 1995 compared to a loss of $0.7 million in 1994. The 1995 loss included charges of $1.1 million for severance costs and $0.2 million for office closure costs recognized in connection with the Company's decision to close its Houston headquarters office and discontinue its oil and gas operations and a $0.5 million charge related to the extension of the exercise period for two warrants to purchase the Company's Common Stock. The 1994 loss included a $2.1 million gain on the sale of certain mineral properties.

  PLASTICS PRODUCTS SEGMENT: The Oneida Acquisition on September 14, 1995 represented the Company's entry into a new operating segment, plastic products. Revenues and operating income of the plastic products segment were $10.9 million and $0.6 million, respectively, in the three and one-half months subsequent to the Oneida Acquisition.

  On a pro forma basis, as if the Oneida Acquisition had occurred as of January 1, 1994, revenues increased $6.3 million to $37.1 million in 1995 from $30.8 million in 1994. This 20% increase in revenues is attributable to an increase in sales of molded plastic products as a result of increased demand from existing customers, for both existing programs and programs new to Oneida, and from new customers. During the early part of 1995, Oneida began shipping production quantities of parts under programs that were in development during 1994 for customers in the office equipment, telecommunications, consumer products and recreational products industries. Tooling sales were approximately $3.6 million in 1995 and $3.2 million in 1994. Oneida's backlog totaled $15.4 million at December 31, 1995 compared to $10.1 million at December 31, 1994.

  On a pro forma basis, cost of sales totaled $31.0 million, or 83.6% of net sales, in 1995 compared to $26.0 million, or 84.4% of net sales in 1994. Oneida benefited from participation in a reduced rate electricity program that lowered utility costs at one of its molding facilities and from reductions in direct labor resulting from improved efficiency and a different sales mix. These factors were partially offset by an increase in the material content as a percentage of sales due to the change in sales mix. As a result of the increase in sales, gross margins on a pro forma basis improved to $6.1 million, or 16.4% of net sales, from $4.8 million, or 15.6% on net sales, in 1994.

  Selling, general and administrative expenses were $3.6 million on a pro forma basis in 1995, $0.1 million less than in 1994 despite the increased sales because of continuing cost control activities by management. Although based on different purchase accounting allocations before and after the Oneida Acquisition, goodwill amortization was $0.2 million in each year. Operating income on a pro forma basis was $2.3 million, or 6.2% of net sales, in 1995 compared to $0.9 million, or 3.0% of net sales in 1994.

  AGRICULTURE SEGMENT: As of October 1, 1994, the Company's participation in the agriculture segment is through its investment in the Juliana Preserve joint venture (see Item 1--"Business--Real Estate and Agricultural Operations"). Although the Company has a 71.7% interest in the net income and net assets of the joint venture, it has a 50% voting interest in matters concerning the operation, development and ultimate disposition of the property. Accordingly, the Company accounts for its investment in the joint venture on the equity method. The Company recognized income of $0.2 million in 1995 based on its 71.7% interest in the Juliana Preserve's results of operations, offset by $0.3 million of depreciation on agricultural real estate and equipment owned by the Company but used by the joint venture.

  CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE: Corporate general and administrative expenses, consisting primarily of executive and administrative salaries and benefits, professional fees and other public company costs, totaled $3.6 million in 1995 compared to $2.4 million in 1994. The 1995 expenses included charges of $1.1 million for severance costs and $0.2 million for office closure costs recognized in connection with the Company's decision to close its Houston headquarters office and discontinue its oil and gas operations. Substantially all of these costs are expected to be paid during the first and second quarters of 1996. The 1995 expenses also included a $0.5 million noncash charge related to the extension of the exercise period for two warrants to purchase the Company's Common Stock.

  OTHER INCOME AND (EXPENSE): Interest expense was $0.5 million in 1995 compared to $0.3 million as a result of interest on Oneida debt subsequent to the Oneida Acquisition. On a pro forma basis, as if the Oneida Acquisition had occurred as of January 1, 1994, interest expense was approximately $1.2 million in 1994 and $1.2 million in 1995. The Company recognized gains of $0.2 million in 1995 and $2.1 million in 1994 on the sales of certain mineral properties.

RESULTS OF CONTINUING OPERATIONS--1994 COMPARED TO 1993

  The Company recognized a loss from continuing operations of $0.7 million in 1994 compared to a loss of $4.1 million in 1993. The 1994 loss included a $2.1 million gain on the sale of certain mineral properties. The 1993 loss included a $1.6 million charge for impairment of agricultural assets based on the appraised value of the Company's acreage in contemplation of forming the joint venture.

  AGRICULTURAL SEGMENT: The results of agricultural operations for the two years ended December 31, 1994 and 1993 differ significantly because of the changes in Juliana's share of ownership in the vineyards and decreased productivity of the vineyards resulting from phylloxera (see Item 1-- "Business--Real Estate and Agricultural Operations"). Although decreasing for the entire vineyard, the Company's share of agricultural revenues and operating expenses increased $0.9 million and $0.6 million, respectively, for 1994, as compared to 1993. Pursuant to the letter of intent between the Company and Freedom Vineyards which ultimately resulted in the Juliana Preserve joint venture, the Company's share of revenues and expenses, beginning with the 1994 crop year, increased to 71.7%. Sharing of revenues and expenses for the 1993 crop year was based on the parties' owned interests in producing vines.

  Total vineyard revenue decreased $0.4 million, or 15%, in 1994 compared to 1993. A decrease of approximately 900 tons of grapes sold, from approximately 3,500 tons in 1993 to approximately 2,600 tons in

1994, contributed $0.7 million to this decline and was partially offset by an increase of $0.3 million attributable to higher average prices. The decline in production is wholly attributable to the infestation of phylloxera. Approximately 179 acres of vineyard farmed in 1993 were determined to be uneconomical to farm in 1994. These vineyards produced approximately 877 tons of grapes in 1993.

  Total vineyard operating costs decreased 10% from $2.3 million in 1993 to $2.1 million in 1994. This decrease was attributable to farming fewer acres than were farmed in 1993. Operating costs on a percentage basis did not decrease as much as revenues due to the fixed nature of certain costs, principally field supervision, overhead and property taxes.

  CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE: Corporate general and administrative expenses, consisting primarily of executive and administrative salaries and benefits, professional fees and other public company costs, were approximately $2.4 million in 1994 and $2.2 million in 1993.

  OTHER INCOME AND (EXPENSE): Interest expense decreased from $1.0 million in 1993 to $0.3 million in 1994 as a result of reduced debt. This decrease is primarily due to the elimination of $13.2 million of debt in 1993 by conveying 720 acres of vineyard property to the bank (See Note 7 of the Notes to the Consolidated Financial Statements). The Company recognized a gain of $2.1 million in 1994 on the sales of certain mineral properties.

  INCOME TAX BENEFIT: The Company recognized a tax benefit of $0.8 million in 1993 as a result of a capital loss from the sale of treasury stock which was carried back to claim refunds of alternative minimum taxes previously paid. The Company has filed amended federal income tax returns to claim these refunds, which have not yet been received (see note 14 of the Notes to the Consolidated Financial Statements).

DISCONTINUED OPERATIONS

  As described in Item 1 "Business--Discontinued Operations," the Company discontinued its Canadian oil and gas operations, partnership management operations and contract workover operations in 1993 and its U. S. oil and gas operations in 1995. The Company recognized a loss from discontinued operations of $10.4 million in 1995 compared to a loss of $3.4 million in 1994 and $9.5 million income in 1993. The Company follows the full cost method of accounting for oil and gas properties and, as a result of substantial decreases in prices received for natural gas, recognized impairment losses of $7.0 million in 1995 and $3.2 million in 1994 to reduce the carrying value of the investment in oil and gas properties to the "full cost ceiling." The 1995 loss also includes a $3.8 million charge to reduce the carrying value of the investment in oil and gas properties to their realizable value in connection with the Company's decision to discontinue the oil and gas operations and pursue the sale of these assets. Before these valuation charges, the Company realized income from the discontinued oil and gas operations of $0.4 million on revenues of $5.7 million in 1995 and a loss of $0.2 million on revenues of $5.9 million in 1994. Revenues from oil increased $0.7 million as a result of a 17% increase in production (to 189,000 barrels) and 10% increase in average prices. Revenues from natural gas decreased $0.8 million as a result of a 6% decrease in volume (to 1,771 MMcf) and a 19% decrease in average prices. Operating costs decreased $0.1 million from $6.5 million in 1994 to $6.4 million in 1995. The 1995 loss from discontinued operations also included $0.9 million from settlement of certain litigation. The 1993 income from discontinued operations included income of $5.9 million from the contract workover operations, $3.1 million from the Canadian oil and gas operations and $0.5 million from the partnership management operations.

LIQUIDITY AND CAPITAL RESOURCES

SUMMARY OF 1995 ACTIVITIES

  Cash and cash equivalents totaled $0.5 million at December 31, 1995. During the year ended December 31, 1995, cash decreased $8.7 million, with $3.0 million provided by operations, $9.5 million used in investing activities, $1.5 million used in financing activities and $0.7 million reclassified to Net Assets of Discontinued Operations.

  INVESTING ACTIVITIES: As described above, the Company completed the Oneida Acquisition in September 1995 and entered the plastic products industry segment. The purchase price for the acquisition, including acquisition costs, totaled $3.4 million, which was funded entirely from the Company's cash balances. Capital expenditures were $5.0 million in 1995, including $4.9 million in the discontinued oil and gas operations. Advances to the Juliana Preserve joint venture were $1.2 million.

  FINANCING ACTIVITIES: Principal payments reduced long-term obligations by $3.4 million in 1995, including $1.5 million to an affiliate. Proceeds from new borrowings totaled $1.7 million, including $1.4 million from an affiliate.

  OPERATING ACTIVITIES: Net cash provided by operating activities was $3.0 million in 1995, including $3.0 million provided by the discontinued oil and gas operations.

FACTORS AFFECTING FUTURE LIQUIDITY

  Because of various restrictions included in the Company's loan arrangements, management must separately consider liquidity and financing for corporate requirements, for ORC and for the Juliana Preserve.

  CORPORATE: Management estimates that corporate expenses, including salaries and benefits, professional fees and other public company costs, will approximate $1.6 million in 1996. Debt service requirements for Reunion's debt, excluding ORC, total $0.6 million. The Company's source of funds for these requirements and for future acquisitions, other than from additional borrowings, are from permitted payments by ORC and from cash generated by the operations or sale of the discontinued oil and gas operations and other assets held for sale. Until the oil and gas assets are sold, as discussed below, these assets are expected to generate sufficient cash flow to fund the Company's corporate cash requirements during 1996.

  ORC's credit facility with Congress Financial Corporation ("Congress") limits payments to Reunion by ORC. If certain levels of availability (as defined in the loan agreements) are maintained, ORC is permitted to pay Reunion management fees of up to $0.3 million and tax sharing payments of up to 50% of the tax savings realized by ORC because of Reunion's net operating loss carryovers. There can be no assurances that ORC will be able to maintain the required levels of availability and be permitted to make the management fee and tax sharing fee payments to Reunion. In any event, the maximum amount of such payments are not expected to be sufficient for Reunion's corporate operating and debt service requirements.

  On February 20, 1996, the Company entered into a letter of intent to sell REC, including substantially all of its oil and gas assets, to a third party for a total price of approximately $11.9 million. The Company is presently negotiating a definitive agreement based on this letter of intent which is expected to provide that the purchase price is to be paid by $10.2 million in cash at the closing and a $1.7 million 6-month note with interest at 12%. The transaction is subject to the completion of due diligence and financing and to the satisfaction of customary closing conditions, and is expected to close in the second quarter of 1996. In addition, the Company has a contract for the sale of certain real estate in Texas for $2.0 million, which is expected to close during the second quarter of 1996, and is pursuing the sale or farmout of its mineral interests in Utah. To the extent that any of these transactions are accomplished, the Company has agreed with certain affiliates that the debt owed them by ORC and Reunion, respectively, totaling $4.8 million plus accrued interest, will be repaid from the proceeds. Although there can be no assurances that any or all of these transactions will be completed, management believes that the Company will have sufficient resources to meet its corporate obligations as they become due.

  ORC: On February 2, 1996, on connection with the Rostone Acquisition, ORC entered into a new credit facility with Congress (see Item 1--"Business" and Note 10 of the Notes to the Consolidated Financial Statements). The new credit facility provides for maximum borrowings of $16.0 million under a term loan in the original amount of $6.6 million and revolving loans based on the eligible balances of accounts receivable and inventory. Management believes that ORC's cash flow from operations, together with this credit facility and permitted levels of capital and operating leases, will be sufficient for ORC's operating requirements, including capital expenditures and debt service, during 1996.

  THE JULIANA PRESERVE: In January 1995, the Juliana Preserve entered into the Development and Marketing Agreement with Juliana Pacific, Inc. to develop the Juliana Preserve into a master-planned estate-oriented residential community encompassing the entire vineyard. The joint venture agreement contemplates that development costs associated with the project will be financed solely from the assets of the joint venture, including the sale of such assets, or by development financing. In October 1995, the joint venture entered into a loan agreement with Washington Federal Savings, the parent of Freedom Vineyards, to provide $3.0 million of development financing for this project. Based on plans and projections prepared by Juliana Pacific and approved by the joint venture partners, and on projections of farmings costs and capital requirements for the 1996 crop year, the Company believes that it will not be required to commit any additional resources to the Juliana Preserve for either development or farming activities during 1996.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's consolidated financial statements are set forth beginning at Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   On October 26, 1995, the Company's Board of Directors engaged Price Waterhouse LLP ("PW") as principal accountant to audit the Company's consolidated financial statements for the year ending December 31, 1995. PW has been the independent accountant for Oneida, which was acquired by the Company on September 14, 1995, since 1988. Because Oneida was expected to represent more than 50% of the revenues for 1995 and a significant percentage of the Company's assets at year end, the Board concluded that it should engage PW as principal accountant for the Registrant.

  Arthur Andersen LLP ("AA"), which had served as the Registrant's principal accountant since 1992, was not reappointed by the Company's Board of Directors as principal accountant but continues to serve as independent accountants for the Company's discontinued oil and gas operations.

  The audit reports of AA on the Company's financial statements for 1994 and 1993 did not contain an adverse opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. During the Registrant's two most recent fiscal years and subsequent interim periods preceding the replacement of AA, the Registrant had no disagreements with AA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. During the Registrant's two most recent fiscal years and subsequent interim periods preceding the retention of PW, neither the Registrant nor any one on the Registrant's behalf consulted PW regarding any matter.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*

ITEM 11. EXECUTIVE COMPENSATION*

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT*

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*
- --------
* Items 10, 11, 12 and 13 are incorporated by reference to the Registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the close of the Registrant's fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Documents included in this report:

  The following consolidated financial statements and financial statement schedules of Reunion Resources Company and its subsidiaries are included in
Part II, Item 8:

 1. FINANCIAL STATEMENTS

  Reports of Independent Public Accountants
  Consolidated Balance Sheets--December 31, 1995 and 1994
  Consolidated Statements of Operations--Years Ended December 31, 1995, 1994 and 1993
  Consolidated Statements of Cash Flows--Years Ended December 31, 1995, 1994 and 1993
  Consolidated Statements of Shareholders' Equity--Years Ended December 31, 1995, 1994 and 1993
  Notes to Consolidated Financial Statements

 2. FINANCIAL STATEMENT SCHEDULES

  Schedule II--Valuation and Qualifying Accounts and Reserves

  Other schedules have been omitted because they are either not required, not applicable, or the information required to be presented is included in the Company's financial statements and related notes.

 3. EXHIBITS

  See pages E-1 through E-2 for a listing of exhibits filed with this report or incorporated by reference herein.

  (b) Current Reports on Form 8-K

  During the last quarter of the year ended December 31, 1995, the Company filed the following Current Reports on Form 8-K:

     REPORT DATE                          ITEM REPORTED
     -----------                          -------------
October 26, 1995        Changes in Registrant's Certifying Accountant
September 14, 1995      Acquisition of Oneida Molded Plastics Corporation
(Amendment No. 1 filed
 November 14, 1995)
November 21, 1995       Agreement for Disposition of Oil and Gas Assets

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Dated: March 27, 1996

                                          REUNION RESOURCES COMPANY

                                                 /s/ Charles E. Bradley
                                          By:__________________________________
                                                   Charles E. Bradley
                                                        President

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED:

Dated: March 27, 1996

                                                 /s/ Charles E. Bradley
                                          By: _________________________________
                                                   Charles E. Bradley
                                              Director, President and Chief
                                                    Executive Officer
                                              (Principal Executive Officer)

                                                  /s/ Richard L. Evans
                                          By: _________________________________
                                                    Richard L. Evans
                                           Executive Vice President and Chief
                                                    Financial Officer
                                           (Principal Accounting and Financial
                                                         Officer)

                                                  /s/ Thomas N. Amonett
                                          By: _________________________________
                                                    Thomas N. Amonett
                                                        Director

                                                  /s/ Thomas L. Cassidy
                                          By: _________________________________
                                                    Thomas L. Cassidy
                                                        Director

                                                   /s/ Franklin Myers
                                          By: _________________________________
                                                     Franklin Myers
                                                        Director

                           REUNION RESOURCES COMPANY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS
  Price Waterhouse LLP..................................................... F-2
  Arthur Andersen LLP...................................................... F-3
CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated Balance Sheets.............................................. F-4
  Consolidated Statements of Operations.................................... F-6
  Consolidated Statements of Cash Flow..................................... F-7
  Consolidated Statements of Shareholders' Equity.......................... F-8
  Notes to Consolidated Financial Statements............................... F-9

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Reunion Resources Company:

  In our opinion, based upon our audit and the report of other auditors, the accompanying consolidated balance sheet and the related consolidated statement of operations, of cash flows and of shareholders' equity present fairly, in all material respects, the financial position of Reunion Resources Company and its subsidiaries at December 31, 1995, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the combined financial statements of oil and gas operations of Reunion Energy Company and Reunion Operating Company, wholly-owned subsidiaries of Reunion Resources Company, which statements reflect net assets of $11,563,000 at December 31, 1995 and excess of expenses over revenues of $10,393,000 for the year then ended. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for oil and gas operations of Reunion Energy Company and Reunion Operating Company, is based solely on the report of the other auditors. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Stamford, Connecticut
March 27, 1996

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of Reunion Resources Company:

  We have audited the accompanying balance sheet of Reunion Resources Company (a Delaware corporation) and subsidiaries as of December 31, 1994, and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1994, as reclassified for discontinued operations--see Note 3. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reunion Resources Company and subsidiaries as of December 31, 1994, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
March 22, 1995

                   REUNION RESOURCES COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                                ---------------
                            ASSETS                               1995    1994
                            ------                              ------- -------
CURRENT ASSETS
  Cash and Cash Equivalents.................................... $   529 $ 9,225
  Accounts Receivable, Less Allowance for Doubtful Accounts of
   $315 and $215, respectively.................................   4,792   2,702
  Inventories..................................................   2,560      --
  Customer Tooling-in-process..................................     855      --
  Other Current Assets.........................................   1,389     450
                                                                ------- -------
    Total Current Assets.......................................  10,125  12,377
                                                                ------- -------
Property, Plant and Equipment--Net.............................  20,224  34,230
                                                                ------- -------
OTHER ASSETS
  Net Assets of Discontinued Oil and Gas Operations............  11,590      --
  Goodwill.....................................................   4,591      --
  Investment in Joint Venture..................................   2,129   1,007
  Assets Held for Sale.........................................   2,185   2,166
  Other........................................................   1,091   1,859
                                                                ------- -------
                                                                 21,586   5,032
                                                                ------- -------
                                                                $51,935 $51,639
                                                                ======= =======


          See Accompanying Notes to Consolidated Financial Statements.

                   REUNION RESOURCES COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                               DECEMBER 31,
                                                              ----------------
            LIABILITIES AND SHAREHOLDERS' EQUITY               1995     1994
            ------------------------------------              -------  -------
CURRENT LIABILITIES
  Current Portion of Long-term Debt.......................... $ 4,279  $   569
  Accounts Payable...........................................   3,376    2,141
  Other Current Liabilities..................................   2,886      866
  Advances From Customers....................................   1,574       --
                                                              -------  -------
    Total Current Liabilities................................  12,115    3,576
Long-Term Debt...............................................   3,132    2,693
Long-Term Debt--Related Parties..............................   4,815       --
Other Liabilities............................................     619      746
                                                              -------  -------
    Total Liabilities........................................  20,681    7,015
                                                              -------  -------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Common Stock ($.01 par value; 8,000 authorized; 4,112 and
   4,055 issued; 3,855 and 3,798 outstanding, respectively)..      40       40
  Additional Paid-in Capital.................................  31,037   30,437
  Retained Earnings (Since January 1, 1989)..................   1,975   15,945
  Less Treasury Shares, at cost (257 shares).................  (1,798)  (1,798)
                                                              -------  -------
    Total Shareholders' Equity...............................  31,254   44,624
                                                              -------  -------
                                                              $51,935  $51,639
                                                              =======  =======


          See Accompanying Notes to Consolidated Financial Statements.

                   REUNION RESOURCES COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   YEAR ENDED DECEMBER 31,
                                                   --------------------------
                                                     1995     1994     1993
                                                   --------  -------  -------
OPERATING REVENUE
  Plastic Products................................ $ 10,855  $    --  $    --
  Agriculture.....................................       --    1,619      760
                                                   --------  -------  -------
                                                     10,855    1,619      760
OPERATING COSTS AND EXPENSES
  Plastic Products--Cost of Sales.................    9,251       --       --
  Agriculture--Operating Costs....................      291    1,667    1,174
  Impairment of Agricultural Assets...............       --       --    1,600
  Selling, General and Administrative.............    4,648    2,433    2,154
                                                   --------  -------  -------
                                                     14,190    4,100    4,928
                                                   --------  -------  -------
Operating Loss....................................   (3,335)  (2,481)  (4,168)
                                                   --------  -------  -------
Other Income and (Expense)
  Interest Expense................................     (508)    (269)  (1,042)
  Gain on Sale of Property........................      169    2,124       --
  Other, Including Interest Income................       93      (34)     343
                                                   --------  -------  -------
                                                      (246)    1,821     (699)
                                                   --------  -------  -------
Loss From Continuing Operations Before Income
 Taxes............................................   (3,581)    (660)  (4,867)
  Income Tax Benefit..............................       --       --      750
                                                   --------  -------  -------
Loss From Continuing Operations...................   (3,581)    (660)  (4,117)
                                                   --------  -------  -------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS
  Oil and Gas Operations..........................   (6,559)  (3,495)   3,585
  Drilling and Workover Operations................       --       65    5,886
  Loss on Disposal of Oil and Gas Operations......   (3,830)      --       --
                                                   --------  -------  -------
                                                    (10,389)  (3,430)   9,471
                                                   --------  -------  -------
Income (Loss) Before Extraordinary Gain...........  (13,970)  (4,090)   5,354
Extraordinary Gain on Debt Extinguishment.........       --       --    7,742
                                                   --------  -------  -------
Net Income (Loss)................................. $(13,970) $(4,090) $13,096
                                                   ========  =======  =======
NET INCOME (LOSS) PER COMMON SHARE AND COMMON
 SHARE EQUIVALENT--PRIMARY AND FULLY DILUTED
  Loss from Continuing Operations................. $   (.94) $  (.17) $ (1.10)
  Income (Loss) from Discontinued Operations......    (2.71)    (.91)    2.52
  Extraordinary Gain on Debt Extinguishment.......       --       --     2.06
                                                   --------  -------  -------
  Net Income (Loss)............................... $  (3.65) $ (1.08) $  3.48
                                                   ========  =======  =======
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
 COMMON SHARE EQUIVALENTS OUTSTANDING
  Primary and Fully Diluted.......................    3,832    3,794    3,762
                                                   ========  =======  =======

          See Accompanying Notes to Consolidated Financial Statements.

                   REUNION RESOURCES COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                     YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                       1995     1994     1993
                                                     --------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)................................  $(13,970) $(4,090) $13,096
  Adjustments to Reconcile Net Income (Loss) to Net
   Cash Provided From (Used In) Operating
   Activities:
   Depreciation, Depletion and Amortization........     2,889    2,923    3,638
   Goodwill Amortization...........................       108       --       --
   Impairment of Assets............................     6,980    3,183    1,600
   Provision for Loss on Sales of Assets...........     3,974       --       --
   Provision for Severance and Office Closure......     1,290       --       --
   Extension of Warrants to Purchase Common Stock..       477       --       --
   Gain on Sale of Property, Plant and Equipment...      (133)  (2,139)  (6,322)
   Extraordinary Gain on Debt Extinguishment.......        --       --   (7,742)
   Deferred Income Tax Benefit.....................        --       --   (1,782)
   Other...........................................        17       99      (13)
                                                     --------  -------  -------
                                                        1,632      (24)   2,475
  Changes in Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable......     1,656   (1,270)   2,231
   Decrease in Other Current Assets................       859      500      171
   Increase (Decrease) in Current Liabilities......      (935)     692   (1,236)
   Other...........................................      (203)    (130)     291
                                                     --------  -------  -------
Net Cash Provided by (Used in) Operating
 Activities........................................     3,009     (232)   3,932
                                                     --------  -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Oneida Molded Plastics Corp.......    (3,415)      --       --
  Acquisition of Oil and Gas Properties............        --   (4,936)    (184)
  Purchase of Partnership Management Business......        --       --   (1,978)
  Sale of Partnership Management Business..........        --       --    1,377
  Exploration and Development of Oil and Gas
   Properties......................................    (4,915)  (2,681)    (809)
  Investment in and Advances to Joint Venture......    (1,157)    (231)      --
  Sale of Property, Plant and Equipment............       536    2,027   17,072
  Other Capital Expenditures.......................      (115)    (680)    (679)
  Other............................................      (394)     156      113
                                                     --------  -------  -------
Net Cash Provided by (Used in) Investing
 Activities........................................    (9,460)  (6,345)  14,912
                                                     --------  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Issuance of Debt...................     1,708      625      248
  Repayments of Debt...............................    (3,382)    (844)  (6,900)
  Proceeds From Exercise of Common Stock Options...       123        7      250
  Net Proceeds from Sale of Treasury Stock.........        --       --      844
  Repurchase of Fractional Interests Resulting from
   Reverse Stock Split.............................        --       --     (127)
                                                     --------  -------  -------
Net Cash Used in Financing Activities..............    (1,551)    (212)  (5,685)
                                                     --------  -------  -------
Increase (Decrease) in Cash and Cash Equivalents...    (8,002)  (6,789)  13,159
Cash and Cash Equivalents at Beginning of Period...     9,225   16,014    2,855
Less Cash Reclassified to Net Assets of
 Discontinued Operations...........................      (694)      --       --
                                                     --------  -------  -------
Cash and Cash Equivalents at End of Period.........  $    529  $ 9,225  $16,014
                                                     ========  =======  =======

          See Accompanying Notes to Consolidated Financial Statements.

                   REUNION RESOURCES COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                         YEAR ENDED DECEMBER 31,
                              --------------------------------------------------
                                   1995             1994             1993
                              ---------------  ---------------  ----------------
                              SHARES  AMOUNTS  SHARES  AMOUNTS  SHARES   AMOUNTS
                              ------  -------  ------  -------  -------  -------
COMMON STOCK, PAR VALUE $.01
 PER SHARE
  Beginning Balance.......... 4,055   $    40  4,051   $    40   78,463  $   784
  Adjustment to Record 1 for
   300 Reverse Stock Split...    --        --     --        --  (78,202)    (782)
  Retirement of Old Buttes
   Common Stock..............    --        --     --        --     (261)      (3)
  Issuance of New Buttes
   Stock.....................    --        --     --        --      260        3
  15 for 1 Stock Split of New
   Buttes Shares.............    --        --     --        --    3,641       37
  Exercise of Stock Options..    57        --      4        --      160        1
  Expiration of Fractional
   Interests in Unexchanged
   Securities................    --        --     --        --      (10)      --
                              -----   -------  -----   -------  -------  -------
  Ending Balance............. 4,112        40  4,055        40    4,051       40
                              -----   -------  -----   -------  -------  -------
ADDITIONAL PAID-IN CAPITAL
  Beginning Balance..........          30,437           30,430            29,436
  Recapitalization
   Adjustments...............              --               --               745
  Extension of Exercise
   Period of Warrants........             477               --                --
  Exercise of Stock Options..             123                7               249
                                      -------          -------           -------
  Ending Balance.............          31,037           30,437            30,430
                                      -------          -------           -------
RETAINED EARNINGS
  Beginning Balance..........          15,945           20,035             7,649
  Loss on Sale of Treasury
   Stock.....................              --               --              (710)
  Net Income (Loss)..........         (13,970)          (4,090)           13,096
                                      -------          -------           -------
  Ending Balance.............           1,975           15,945            20,035
                                      -------          -------           -------
CUMULATIVE CURRENCY
 TRANSLATION ADJUSTMENTS
  Beginning Balance..........              --               --              (627)
  Current Year Adjustments...              --               --               627
                                      -------          -------           -------
  Ending Balance.............              --               --                --
                                      -------          -------           -------
LESS TREASURY SHARES
  Beginning Balance..........  (257)   (1,798)  (257)   (1,798)  (8,631)  (3,225)
  Net Effect of
   Recapitalization..........    --        --     --        --    8,199       --
  Fractional Share Interests
   Repurchased and Retired...    --        --     --        --       --     (127)
  Private Placement Sale of
   Treasury Shares...........    --        --     --        --      200    1,554
  Expiration of Unexchanged
   Securities................    --        --     --        --      (25)      --
                              -----   -------  -----   -------  -------  -------
  Ending Balance.............  (257)   (1,798)  (257)   (1,798)    (257)  (1,798)
                              -----   -------  -----   -------  -------  -------
Total Shareholders' Equity... 3,855   $31,254  3,798   $44,624    3,794  $48,707
                              =====   =======  =====   =======  =======  =======

          See Accompanying Notes to Consolidated Financial Statements.

                           REUNION RESOURCES COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1995

                 (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization and Businesses

  Reunion Resources Company ("Reunion") is the successor by merger, effective June 29, 1993, of Buttes Gas & Oil Co. ("BGO"). As used herein, the term "Company" refers to Reunion, its predecessors and its subsidiaries unless the context indicates otherwise. The Company, through its wholly owned subsidiary Oneida Rostone Corp. ("ORC") manufactures high volume, precision plastic products and provides engineered plastics services. The Company is also engaged in real estate development and wine grape agricultural operations in Napa County, California. The Company was previously primarily engaged in oil and gas production in the United States; this business was discontinued in 1995 (see Note 3).

  ORC's Oneida division was acquired in September 1995 (the "Oneida Acquisition," see Note 2) and its Rostone division was acquired in February 1996 (the "Rostone Acquisition," see Note 2). Oneida's customers are primarily manufacturers of capital goods and consumer products. Rostone's customers are primarily manufacturers of electrical equipment and appliances. Oneida had sales to a single customer which represented approximately 46% of sales subsequent to the Oneida Acquisition and which represented approximately 45% of Oneida's accounts receivable at December 31, 1995. Accounts receivable at December 31,1995 include no significant geographic concentrations of credit risk. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

 Principles of Consolidation

  The consolidated financial statements include the accounts of Reunion and its majority owned subsidiaries. All intercompany transactions and accounts are eliminated in consolidation. In November 1995, the Company's Board of Directors resolved to pursue the sale of the Company's oil and gas assets and discontinue the Company's oil and gas operations. Accordingly, these are presented as discontinued operations (see Note 3). Information presented in the footnotes is based on continuing operations unless the context indicates otherwise. The Company accounts for its investment in the Juliana Preserve using the equity method (see Note 7).

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of the recoverable value of businesses and other assets held for sale (see Notes 3 and 8).

 Revenue Recognition

  Revenue is recognized as products are delivered and services are provided to customers. Revenues and costs associated with the production of customer tools are deferred until the tools are completed and delivered to the customer. These revenue and cost deferrals are classified as Advances from Customers and Customer Tooling-in-Process, respectively, in the consolidated balance sheets.

                           REUNION RESOURCES COMPANY

                               DECEMBER 31, 1995

 Cash and Cash Equivalents

  Cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with maturities when purchased of three months or less.

  Restricted cash balances aggregating $361 and $360 at December 31, 1995 and 1994, respectively, have been included in Other Current Assets, Net Assets of Discontinued Operations, Assets Held for Sale or Other Assets, based on the nature of the underlying obligation collateralized. Such balances primarily relate to regulatory operating deposits and performance bonds.

 Inventories

  Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Work-in-process and finished goods include material costs, labor costs and manufacturing overhead.

 Property, Plant and Equipment

  Property and equipment is recorded at cost, including cost as determined by the allocation of the purchase price in business acquisitions accounted for using the purchase method. Expenditures for major renewals and improvements are capitalized while expenditures for maintenance and repairs not expected to extend the life of an asset are charged to expense when incurred. Depreciation of property, plant and equipment is provided on the straight-line method over their expected useful lives. Gains or losses are recognized when property and equipment is sold or otherwise disposed of.

 Goodwill

  Goodwill recorded as a result of business acquisitions is being amortized using the straight-line method over 15 years. The Company periodically evaluates whether circumstances indicate the remaining carrying value of goodwill may not be recoverable, using estimates of future cash flows over the estimated remaining life of the goodwill. If such evaluation indicates that the value has been impaired, a loss is recognized.

 Long-Lived Assets and Impairment

  The Company adopted the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed Of" in the fourth quarter of 1995. The Company reviews long-lived assets for impairment whenever circumstances indicate that the carrying amount of the asset may not be recoverable, and recognizes an impairment loss when the future cash flows expected to be generated by the asset are less than the carrying amount of the asset. Long-lived assets held for sale, other than assets to be disposed of in connection with disposal of a discontinued business segment, are reported at the lower of carrying amount or fair value less cost to sell. The effect of adopting this standard in 1995 was not material to the financial statements.

 Environmental Policies

  Environmental expenditures that relate to current operations are either expensed or capitalized depending on the nature of the expenditure. Expenditures relating to conditions caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remediation actions are probable, and the costs can be reasonably estimated (see Note 16.)

                           REUNION RESOURCES COMPANY

                               DECEMBER 31, 1995

 Income Taxes

  The Company provides deferred income taxes for all temporary differences between financial and income tax reporting using the liability method. Deferred taxes are determined based on the estimated future tax effect of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. A valuation allowance is recorded for net deferred tax assets if it is more likely than not that such assets will not be realized. The Company has significant net operating loss and investment tax credit carryforwards for tax purposes, a portion of which may expire unutilized (see Note 14).

 Earnings Per Share

  Earnings per Common Share and Common Share Equivalent--Primary and Fully Diluted is computed based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include shares issuable upon exercise of the Company's stock options and warrants (see Notes 12 and 13).

  Common equivalent shares relating to options and warrants to purchase common stock were not included in the weighted average number of shares for the years ended December 31, 1995 and 1994 because their effect would have been anti-dilutive. For the year ended December 31, 1993, the common equivalent shares deemed to be outstanding (using the treasury stock method) in calculating primary and fully diluted earnings per common share and common share equivalent were approximately 203,400 and 207,400, respectively, based on the weighted average outstanding stock options and warrants of approximately 280,300, an average market price of $5.69 for the twelve months ended December 31, 1993 (used in calculating primary earnings per share) and a closing market price on December 31, 1993 of $6.00 (used in calculating fully diluted earnings per share).

 Supplemental Cash Flow Information:

                                                              1995 1994  1993
                                                              ---- ---- -------
Supplemental disclosure of cash flow information:
  Cash paid for interest during the periods.................. $716 $270 $   530
  Cash paid for income taxes during the periods..............   --   --    ----
Supplemental disclosure of non-cash investing and financing
 activities:
  Assets acquired through capital leases.....................  253   --    ----
  Restructuring of vineyard indebtedness upon conveyance of
   agricultural property subject to deed of trust (see Note
   7)........................................................   --   --  13,169
  Conveyance of agricultural property subject to deed of
   trust and related indebtedness (see Note 7)...............   --   --   5,427
  Purchasers assumption of Canadian bank debt and other
   liabilities (see Note 3)..................................   --   --   3,125

 Reclassifications

  Certain amounts in prior period statements have been reclassified to conform with current year presentation.

                           REUNION RESOURCES COMPANY

                               DECEMBER 31, 1995

2. BUSINESS ACQUISITIONS

 Oneida

  On September 14, 1995, the Company acquired all of the outstanding preferred and common stock of Oneida Molded Plastics Corp. ("Oneida") from a subsidiary of Chatwins Group, Inc. ("Chatwins"), a related party (see Note 15). The purchase price totaled approximately $3,415, including $3,107 paid to Chatwins, which was funded entirely from internal cash reserves of the Company. Oneida's liabilities on the closing date included a $4,268 note payable to a bank and $4,933 payable to Chatwins. The Chatwins amount was restructured as a 10% note due September 17, 1997 (the "Chatwins Note"). The Company agreed to prepay the Chatwins Note if and to the extent that it realized proceeds from the sale of its oil and gas and other assets (see Note
3).

  The acquisition was accounted for as a purchase, with the purchase price allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the date of acquisition. The fair values of assets and liabilities acquired, based on certain estimates and on appraisals, actuarial and other studies obtained, are summarized as follows:

      Accounts Receivable............................................. $  5,333
      Inventories.....................................................    2,784
      Customer Tooling-in-process.....................................    1,415
      Other Current Assets............................................      135
      Property, Plant and Equipment...................................    6,495
      Other Assets....................................................       10
      Goodwill........................................................    4,699
      Accounts Payable and Other Current Liabilities..................  (12,116)
      Long-term Debt..................................................   (4,652)
      Other liabilities...............................................     (688)
                                                                       --------
        Total......................................................... $  3,415

  The results of Oneida's operations are included in the consolidated financial statements from the date of the acquisition. The following (unaudited) pro forma results of operations for the years ended December 31, 1995 and 1994 have been prepared assuming the acquisition had occurred as of January 1, 1994. These pro forma results are not necessarily indicative of the results of future operations or of results that would have occurred had the acquisition been consummated as of January 1, 1994:

                                                               (UNAUDITED)
                                                               1995     1994
                                                             --------  -------
      Revenues.............................................. $ 37,080  $32,389
      Loss From Continuing Operations....................... $ (2,791) $  (988)
      Net Loss.............................................. $(13,180) $(4,418)
      Loss per Common Share and Common Share Equivalent..... $  (3.44) $ (1.16)

 Rostone

  On February 2, 1996, the Company acquired Rostone Corporation ("Rostone") which was merged with and into Oneida. The surviving corporation changed its name to Oneida Rostone Corp. ("ORC"). The purchase price payable to the stockholders of Rostone is an amount up to $4,001 as follows: (i) $1 in 1996,
(ii) up to $2,000 in 1997 if Rostone achieves specified levels of earnings before interest and taxes (as provided in the Merger Agreement) for 1996 and
(iii) up to $2,000 in 1998 if Rostone achieves specified levels of earnings

                           REUNION RESOURCES COMPANY

                               DECEMBER 31, 1995
before interest and taxes for 1997. In addition, the Company incurred approximately $375 in acquisition related costs.

  The acquisition will be accounted for as a purchase, with the purchase price allocated to the assets acquired and liabilities assumed based upon their respective values at the date of acquisition. The Company is in the process of obtaining certain evaluations, estimations, appraisals and actuarial and other studies for the purposes of determining these values.

  The results of Rostone's operations will be included in the consolidated financial statements from the date of acquisition in 1996. The following (unaudited) pro forma results of operations for the year ended December 31, 1995 have been prepared assuming the acquisition had occurred as of January 1, 1995 and include the results of Oneida on a pro forma basis for 1995 as presented above. These pro forma results are not necessarily indicative of the results of future operations or of results that would have occurred had the acquisition been consummated as of January 1, 1995:

                                                                     (UNAUDITED)
                                                                        1995
                                                                     -----------
      Revenues......................................................  $ 65,390
      Loss From Continuing Operations...............................  $ (2,563)
      Net Loss......................................................  $(12,952)
      Loss per Common Share and Common Share Equivalent.............  $  (3.38)

3. DISCONTINUED OIL AND GAS OPERATIONS

  Through November 1995, the Company was engaged in exploring for, developing, producing and selling crude oil and natural gas in the United States through the Company's wholly owned subsidiary, Reunion Energy Company ("REC"). In November 1995, the Company's Board of Directors resolved to pursue the sale of the Company's oil and gas assets and to discontinue the Company's oil and gas operations. The Company has engaged an investment bank specializing in oil and gas transactions to assist in the sale of the oil and gas operations. On February 20, 1996, the Company entered into a letter of intent to sell REC, including substantially all of its oil and gas assets, to a third party for a total price of approximately $11,900. The Company is presently negotiating a definitive agreement based on this letter of intent which is expected to provide that the purchase price is to be paid by $10,200 in cash at the closing and a $1,700 6-month note with interest at 12%. The transaction is subject to the completion of due diligence and financing and to the satisfaction of customary closing conditions, and is expected to close in the second quarter of 1996. Upon completion of this transaction, the Company will have substantially completed the disposal of its discontinued oil and gas operations.

  Based on the agreement described above, the Company has estimated that its loss from disposition of the discontinued oil and gas operations will be approximately $3,830 and has recognized this loss in discontinued operations in 1995. During 1995, the Company incurred $1,666 of costs to replug a well that had originally been plugged and abandoned in 1994 and that had subsequently been found to be leaking. The Company submitted a claim with its insurance companies for recovery of these costs, which claim was initially denied. The Company has provided additional information to the insurance companies and believes that at least a portion of the claim will ultimately be paid. However, the Company has not anticipated any recovery on this claim in determining the estimated loss from disposition of the oil and gas operations. Under the terms of the agreement to sell REC, this claim is retained by the Company and, as a result, any recovery will result in an adjustment of the loss from disposition in the period that such recovery is received.

                           REUNION RESOURCES COMPANY

                               DECEMBER 31, 1995

  During 1995, REC received a payment of $874 in partial settlement of a take-or-pay contract dispute with a purchaser which has been in litigation for several years. The Company had not previously recorded income for this amount due to the uncertainty of the outcome of the litigation. Upon receipt of the settlement, the Company recognized $874 as income in 1995, which is included in "Loss from discontinued operations."

  Through 1993, the Company's partnership management operations were conducted through its wholly owned subsidiary, Buttes Energy Company ("BEC"). On December 22, 1993, the Company sold all of the common stock of BEC for approximately $2,150 in cash. Upon consummation of the sale, the Company was no longer engaged in the partnership management business.

  The Company's Canadian operations were primarily conducted through its wholly owned subsidiary, Northern Enterprises (Canada) Ltd. ("NECL"). On May 14, 1993, the Company sold substantially all of the assets of NECL for approximately $7,400 in cash and the assumption of approximately $3,100 of indebtedness and other liabilities of NECL. As a result of this transaction, the Company was no longer engaged in the oil and gas business in Canada.

  The Company discontinued its offshore contract workover operations effective December 31, 1992. These operations were conducted through a majority owned subsidiary, Dolphin Titan International, Inc. ("Dolphin"). Effective January 27, 1993, Dolphin entered into agreements to charter its three offshore jackup workover rigs. On August 27, 1993, the Company sold the rigs to the lessee for $8,000 in cash and the Company recognized a gain of approximately $2,700. In November 1993, Dolphin was merged into Buttes Drilling-C Company, a wholly owned subsidiary of the Company, through a statutory merger. As a result, the Company recognized a gain of approximately $450 from the extinguishment of a previously recorded minority interest. Prior to the merger, Dolphin had repurchased 8.5% of the minority owned shares for $82. In December 1993, the Company determined that previously recorded provisions for income taxes payable to a foreign entity were no longer necessary and, accordingly, recognized a gain of approximately $1,032 from the write-off of this liability. These gains are included in net income from discontinued operations.

  Revenues from the discontinued oil and gas operations were $5,748, $5,886 and $9,228 for the three years ended December 31, 1995, 1994 and 1993, respectively.

4. INVENTORIES

  Inventories at December 31, 1995 consisted of the following:

      Raw materials...................................................... $1,307
      Work-in-process....................................................  1,036
      Finished goods.....................................................    217
                                                                          ------
        Total............................................................ $2,560
                                                                          ======

5. OTHER CURRENT ASSETS

  Other current assets at December 31, 1995 and 1994 consisted of the following:

                                                                     1995  1994
                                                                    ------ ----
      Federal Alternative Minimum Tax Refund Receivable (Note 12).  $  750 $ --
      Receivable from the Juliana Preserve (Note 7)...............     359  134
      Other.......................................................     280  316
                                                                    ------ ----
        Total.....................................................  $1,389 $450
                                                                    ====== ====

                           REUNION RESOURCES COMPANY

                               DECEMBER 31, 1995

6. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment at December 31, 1995 and 1994 consisted of the following:

                                                                1995     1994
                                                               -------  -------
      Proved oil and gas properties (full cost method)........ $    --  $34,502
      Agricultural land and equipment.........................  15,020   15,024
      Machinery and equipment.................................   5,335      896
      Buildings and improvements..............................   1,419       --
      Land and improvements...................................      96       --
                                                               -------  -------
                                                                21,870   50,422
      Accumulated depletion, depreciation and amortization      (1,646) (16,192)
                                                               -------  -------
        Property, plant and equipment--net.................... $20,224  $34,230
                                                               =======  =======

7. INVESTMENT IN THE JULIANA PRESERVE

  The Company's agricultural operations consist primarily of an investment in The Juliana Preserve (the "Preserve") and in certain real estate and equipment controlled by the Preserve. The Preserve is a California general partnership, formed on October 1, 1994 between Juliana Vineyards and Crescent Farms Company (wholly owned subsidiaries of the Company), together referred to herein as "Juliana", and Freedom Vineyards, Inc., a California corporation ("Freedom Vineyards"), to jointly farm, manage and develop and ultimately dispose of the combined interest of all the parties. In forming the joint venture, each party effectively gave control of its ownership interest in agricultural real estate and wine grape vineyards located in Napa County, California in exchange for undivided ownership interests in the joint venture of 71.7% to Juliana and 28.3% to Freedom Vineyards, based on appraisals of their respective interests. Although Juliana has a 71.7% interest in the net income and net assets of the joint venture, it has only a 50% voting interest in matters concerning the operation, development and ultimate disposition of the property, and therefore accounts for its investment on the equity method.

  The properties now controlled by the Juliana Preserve were originally acquired by Juliana in 1974 and at December 31, 1995 consisted of approximately 4,735 acres, of which approximately 2,000 acres are suitable for wine grape production and of which 414 acres are currently in production. Freedom Vineyards obtained its interest in 1993 when the Company conveyed 720 acres to Freedom Vineyards in satisfaction of $13,169 of indebtedness. Although the Company has given effective control of this property to the Preserve, it retains legal title. Accordingly, the property is presented as Property, Plant and Equipment in the accompanying balance sheet, and the Company's investment in the Preserve is presented as Investment in Joint Venture.

  In January 1995, the Preserve entered into a Development and Marketing Agreement with Juliana Pacific, Inc., a California corporation and an affiliate of Pacific Union Company ("Pacific Union"), to develop the Preserve into a master-planned estate-oriented residential community encompassing the entire vineyard. The joint venture agreement contemplates that development costs associated with the project will be financed solely from the assets of the joint venture, including the sale of such assets, or by development financing. In October 1995, the joint venture entered into a loan agreement with Washington Federal Savings, the parent of Freedom Vineyards, to provide $3,000 of development financing for this project.

  Juliana is obligated on indebtedness of $2,494 payable to an insurance company, which is collateralized by land and vineyards (see Note 10).

                           REUNION RESOURCES COMPANY

                               DECEMBER 31, 1995

  At December 31, 1995 and 1994, Juliana has receivables from the Preserve of $359 and $134, respectively, for advances made for farming costs (see Note 5).


  The Company recognized income of $182 in 1995 (included in Other, Including Interest Income) based on its 71.7% interest in the Preserve's results of operations, offset by $291 of depreciation on the real estate and equipment owned by the Company and used by the Preserve. The costs to produce a crop are accounted for by deferring them until the annual grape harvest is substantially complete, normally in September of each year. When harvest is completed all deferred crop costs are matched against revenue. Revenue is recognized when the wine grapes are delivered to the winery. At fiscal year-end the costs incurred from end of harvest to fiscal year-end pertaining to the succeeding year's crop are deferred. Deferral of crop costs depends on a continuing evaluation throughout the crop year of the projected volume of the coming harvest measured against negotiated long-term and short-term grape sales contracts with the wineries. Deferral of crop costs ceases at the point that a loss on the crop becomes evident.

  Based on the appraised value in 1993 of the Company's acreage, and in contemplation of forming the joint venture, the Company reduced the carrying value of Juliana's interest in such assets by recording a writedown of $1,600 in 1993.

8. ASSETS HELD FOR SALE

  The Company owns an approximate 55% undivided interest in approximately 5,400 acres on Padre Island, located off the coast of Texas near Corpus Christi. The Company has a contract to sell its interest in this property for approximately $2,047, net of commissions and other closing costs. The Company recorded a provision of $60 in the fourth quarter of 1995 to reduce the carrying value of this property to $2,047.

  The Company holds title to or recordable interests in federal and state leases totaling approximately 55,000 acres near Moab, Utah, known as Ten Mile Potash. Sylvanite, a potash mineral, is the principal mineral of interest and occurrence in the Ten Mile Potash property. To date, Ten Mile Potash has not yielded any significant revenues, and the Company is pursuing the sale or farmout of these interests. The carrying value for these properties is $138, which the Company believes is realizable from the sale of these interests.

  On November 1, 1994, the Company sold its interest in a 5,000 acre undeveloped titanium mineral deposit in Southwestern Colorado known as "Powderhorn", to Teck Resources, Inc., a Colorado corporation and a subsidiary of Teck Corporation, a Canadian corporation, for $2,000 cash and retained a perpetual non-participating royalty of one half of one percent (0.5%). During 1993 and 1994, the Company sold its interests in a number of patented silver claims in Colorado to two individual investors for approximately $350 in cash and promissory notes. The notes bear interest at 8% per annum and have varying payment and maturity terms. These notes were sold in 1995. As a result of these transactions, the Company recognized gains totaling $2.1 million during 1994.

                           REUNION RESOURCES COMPANY

                               DECEMBER 31, 1995

9. OTHER CURRENT LIABILITIES

  Other current liabilities at December 31, 1995 and 1994 consisted of the following:

                                                                     1995  1994
                                                                    ------ ----
      Accrued salaries, vacation and benefits...................... $  782 $595
      Accrued severance and office closing costs...................  1,200   --
      Accrued interest.............................................     38    7
      Accrued interest--related parties............................     80   --
      Other accruals and current liabilities.......................    786  264
                                                                    ------ ----
        Total...................................................... $2,886 $866
                                                                    ====== ====

  In connection with the Company's discontinuing its oil and gas operations (Note 3) and the proposed merger of Reunion into Reunion Industries, Inc. (Note 12), the Company has decided to close its Houston administrative office and relocate its corporate headquarters to Connecticut. In connection with these actions, the Company will incur severance costs to employees pursuant to the Company's involuntary severance policy and will remain liable for the remaining term of its office lease. The Company has recorded, in Selling, General and Administrative Expense, a provision for severance and related benefit costs of $1,115 relating to 26 employees to be terminated and a provision for exit costs of $175 related to the remaining term of the office lease, net of expected sublease recoveries. Substantially all of these costs are expected to be paid in the first and second quarters of 1996. The office closure should be completed during the second quarter of 1996.

10. DEBT

  Debt at December 31, 1995 and 1994 consisted of the following:

                                                                  1995    1994
                                                                 ------- ------
      Congress Revolver......................................... $ 3,306 $   --
      Congress Term Loan........................................     224     --
      Other Oneida Debt.........................................   1,196     --
      Notes Payable to an Insurance Company.....................   2,494  2,652
      Recourse Note.............................................     191    610
      Related Party Debt........................................   4,815     --
                                                                 ------- ------
        Total Debt.............................................. $12,226 $3,262
                                                                 ======= ======
      Current Portion of Long-Term Debt......................... $ 4,279 $  569
      Long-Term Debt............................................   3,132  2,693
      Long-Term Debt--Related Parties...........................   4,815     --
                                                                 ------- ------
        Total Debt.............................................. $12,226 $3,262
                                                                 ======= ======

CONGRESS CREDIT FACILITY

  At the time of the Oneida Acquisition, Oneida had a credit facility with Congress Financial Corporation ("Congress") which provided for up to $5,000 of borrowings under a term loan in the original amount of $3,000 ($416 balance at the date of the Oneida Acquisition) and borrowings under a revolving loan based on the eligible balances, as defined, of Oneida's accounts receivable and inventory ($3,852 balance at the date of Oneida Acquisition). Interest on borrowings under the credit facility was payable monthly at the prime rate, as defined,

                           REUNION RESOURCES COMPANY

                               DECEMBER 31, 1995
plus 2.5% (11.25% at December 31, 1995), subject to an additional 3% default increment. In addition, Oneida was required to pay an annual facility fee of $50 and quarterly audit fees as defined. The loans were secured by substantially all of Oneida's assets and were subject to early termination fees. The original term of the facility expired August 1, 1994 and was being renewed on a year-by-year basis. In addition, at December 31, 1995, Oneida was not in compliance with certain financial covenants contained in the loan agreement relating to levels of capital expenditures. Accordingly, the balances due under the credit facility have been classified as current liabilities at December 31, 1995.

  On February 2, 1996, in connection with the Rostone Acquisition (Note 2), ORC entered into a new credit facility with Congress. The new credit facility provides for maximum borrowings of $16,000 under a term loan in the original amount of $6,600 and revolving loans of up to $9,400, subject to the eligible balances of accounts receivable and inventory. Interest is payable monthly at prime rate plus 2.25% (11.0% initially) in the case of term loans and 2.00% (10.75% initially) in the case of revolving loans, subject to an additional 2% default increment. In addition, the new credit facility includes a closing fee of $110, monthly servicing fees of $10, an unused credit line fee of 0.5% and quarterly audit fees. The loans are secured by substantially all of the assets of ORC. The financing agreement includes certain financial covenants requiring the maintenance of minimum levels of working capital and of net worth, as defined, and certain covenants limiting other indebtedness, dividends and distributions and transactions with affiliates. The new credit facility expires February 2, 1999 unless renewed by the lender. Accordingly, the term loan, net of current portion, will be classified as long-term debt. The revolver loans will be classified as current liabilities.

 Other Oneida Debt

  Other Oneida debt includes capitalized equipment lease obligations, economic development loans, small business loans and loans from former owners. Some of these obligations are secured by equipment or other assets of Oneida. These obligations vary in terms and conditions and bear interest rates ranging from 5% to 18% at December 31, 1995.

 Notes Payable to an Insurance Company

  Notes payable to an insurance company consist of three notes. The first note is payable monthly with principal payments amortized based on a 20-year rate and due in full in 1998. The interest rate is 6.7% per annum and will be adjusted to future market rates in January 1997. This note is collateralized by a first lien on certain Juliana land parcels. The second note is payable semiannually with fixed principal payments and interest at 7.75% per annum and is due in full in January 1997. This note is collateralized by a first lien on a certain Juliana land parcel. The third note is payable monthly with an interest rate of 7.75% per annum and is due in full in January 1997. This note is collateralized by a first lien on a certain Juliana land parcel.

 Recourse Note

  The restated recourse note of Reunion dated February 17, 1989 was payable to the paying agent as trustee for the Reunion Class 6 Creditors, as designated by the Company's Chapter 11 bankruptcy reorganization in 1988. The note was collateralized by promissory notes receivable (including the ongoing proceeds therefrom), Company interests in undeveloped land and the stock of certain wholly owned agricultural subsidiaries, including Juliana.

  Principal was payable in mandatory prepayments based on proceeds, if any, from the collateral, or otherwise in quarterly installments through February 1996. Interest accrued at 10% per annum, payable quarterly in arrears. All payments made were applied to current maturities then to the next succeeding principal payments due under the note. The note was fully repaid in February 1996.

                           REUNION RESOURCES COMPANY

                               DECEMBER 31, 1995

 Related Party Debt

  At the time of the Oneida Acquisition, Oneida owed Chatwins (a related party, see Note 15) $4,933 for cash advances, interest and other charges. This balance was restructured as a 10% note payable September 14, 1997. On November 2, 1995, Reunion advanced $1,550 to Oneida which in turn paid $1,550 to Chatwins in partial repayment of this note. The remaining balance of the note is subordinated to ORC's obligations to Congress under the new credit facility except that, if certain conditions are met, regularly scheduled monthly interest payments may be paid when due and principal may be paid out of equity investments or subordinated loans that may be advanced by Reunion to ORC. The Company has agreed with Chatwins that, should the Company sell any of its material assets, it will make advances to ORC in an amount equal to the proceeds of such sale of assets to prepay the note until it is fully repaid, including interest.

  On November 1 and 2, 1995, Charles E. Bradley, the Company's President and Chief Executive Officer (see Note 15), made loans aggregating $1,350 to the Company, which was in turn advanced to Oneida for payment to Chatwins as described above. The Company issued notes for this amount to Mr. Bradley bearing interest at 10% and payable on September 14, 1997. The Company has agreed with Mr. Bradley that, should the Company sell any of its material assets, it will use any proceeds of such sale of assets which remain after prepaying the note to Chatwins to prepay the notes to Mr. Bradley until they are fully repaid, including interest.

  Interest on this related party debt totaling $80 is included in Interest Expense in 1995.

 Maturities

  The aggregate amounts of debt maturities are as follows:

      1996.............................................................. $ 4,279
      1997..............................................................   5,770
      1998..............................................................   1,783
      1999..............................................................     144
      2000..............................................................     120
      Thereafter........................................................     130
                                                                         -------
        Total........................................................... $12,226
                                                                         =======

 Short-Term Borrowings

  In August 1995, Juliana and Freedom obtained a short-term loan from Washington Federal, in anticipation of closing the development loan, to provide temporary funding for development activities of the Preserve (see Note
7). This loan was fully repaid in November 1995 from the initial borrowing under the development loan.

  In June 1994, Juliana obtained a short-term borrowing facility from a California bank to provide crop financing for its share of vineyard expenses. Interest on the loan was calculated based on the bank's Base Rate, which varies from time to time, and was initially established at 10.5% per annum. The loan was secured by the proceeds to Juliana's interest in certain grape purchase contracts and matured on February 15, 1995. During 1994, Juliana borrowed a total of $625, all of which was repaid prior to December 31, 1994.

  In March 1994, the Company entered into a $25,000 revolving credit agreement with a bank, secured by REC's interest in producing oil and gas properties in California, Michigan and Texas. The agreement provided for an initial borrowing base of $4,500, to be redetermined semiannually until maturity on January 1, 1997. Interest was at 1.25% above the bank's base rate. The Company terminated this agreement in August 1995. No amounts were borrowed under this facility.

                           REUNION RESOURCES COMPANY

                               DECEMBER 31, 1995

11. EMPLOYEE BENEFITS

 Pension Plan

  ORC sponsors a defined benefit pension plan which covers substantially all Oneida employees. Benefits under the pension plan are based on years of service and average compensation for the five highest consecutive years. Annually, Oneida contributes the minimum amount required by applicable regulations. Assets of the pension plan are principally invested in fixed income and equity securities. Contributions are intended to provide for benefits attributed to employees' service to-date and for those benefits expected to be earned from future service.

  The following table sets forth the net periodic pension cost for the period subsequent to the Oneida Acquisition:

                                                                 PERIOD FROM
                                                              SEPTEMBER 14, 1995
                                                                      TO
                                                              DECEMBER 31, 1995
                                                              ------------------
      Net Periodic Pension Cost:
        Service cost.........................................        $ 58
        Interest cost on projected benefit obligation........          40
        Net amortization and deferral of gains and losses....          47
        Actual return on plan assets.........................         (70)
                                                                     ----
      Net periodic pension expense (credit)..................        $ 75
                                                                     ====

  The following table sets forth the funded status of the pension plan at December 31, 1995 based on the most recent actuarial valuation, which was September 30, 1995:

      Funded Status of Defined Benefit Pension Plan:
        Actuarial present value of vested benefit obligation............ $1,313
                                                                         ======
        Accumulated benefit obligation.................................. $1,334
        Effect of projected future compensation levels..................    281
                                                                         ------
        Projected benefit obligation for service rendered to date.......  1,615
        Plan assets at fair value.......................................  1,483
                                                                         ------
        Projected benefit obligation in excess of plan assets...........    132
        Unrecognized net gain...........................................    451
                                                                         ------
        Accrued pension cost............................................ $  583
                                                                         ======

  A discount rate of 8.5% was used to determine the projected benefit obligation. The assumed rate of compensation increases used was 4.0% and the expected rate of return on plan assets used was 9.0%.

 Deferred Compensation Plan

  In April 1992, the Company initiated a 401(k) retirement savings plan for eligible employees. Employees of Reunion and its subsidiaries other than ORC are eligible to participate. The plan allows participating employees to elect to contribute up to 18% of their salaries, with the Company making matching contributions of 25% of each employee's contribution, not to exceed 6% of salary. The Company's contributions to the plan in each of the three years ended December 31, 1995 were not material.

                           REUNION RESOURCES COMPANY

                               DECEMBER 31, 1995

 Postretirement Benefits Other Than Pensions

  As of December 31, 1995, the Company did not sponsor, contribute to, or participate in any postretirement benefit plans except for pension plan and the deferred compensation plan described above. Rostone, acquired in February 1996 (see Note 2), provides certain post retirement medical benefits under its collective bargaining agreement.

 Postemployment Benefits

  Other than unemployment compensation benefits required by law, the Company does not provide postemployment benefits to former or inactive employees. The estimated future cost of unemployment compensation benefits is accrued as employee services are provided.

12. SHAREHOLDERS' EQUITY

 Name Change, Recapitalization and Reincorporation

  The Company is authorized to issue 8,000,000 shares of common stock, par value $.01 per share. Reunion has recently proposed to its stockholders that Reunion merge with and into its wholly owned subsidiary, Reunion Industries, Inc. ("RII"), pursuant to a merger agreement dated November 14, 1995. RII's Certificate of Incorporation, which would survive such a merger, authorizes the issuance of 20,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of "blank check" preferred stock, par value $.01 per share and includes certain capital stock transfer restrictions (the "Transfer Restrictions") which are designed to prevent any person or group of persons from becoming a 5% shareholder of RII and to prevent an increase in the percentage stock ownership of any existing person or group of persons that constitutes a 5% shareholder by prohibiting and voiding any transfer or agreement to transfer stock to the extent that it would cause the transferee to hold such a prohibited ownership percentage. The Transfer Restrictions are intended to help assure that the Company's substantial net operating loss carry forwards will continue to be available to offset future taxable income by decreasing the likelihood of an "ownership change" for federal income tax purposes.

  Reunion is the successor by merger, effective June 29, 1993 in a one-for-one exchange of stock, to Buttes Gas & Oil Company ("BGO") following BGO's Recapitalization. Effective June 29, 1993, the Articles of Incorporation of BGO were amended to effect a plan of recapitalization (the "Recapitalization") pursuant to which, among other things, (i) each then outstanding share of common stock of par value $.01 per share of BGO ("Old Buttes"), was converted automatically and without further action by stockholders into 1/300th share of new common stock, par value $.01 per share, (the "Reverse Split") of Old Buttes (as so recapitalized, "New Buttes"), (ii) all fractional interests in shares of Old Buttes resulting from the Recapitalization are to be settled in cash at the last sale price of Old Buttes shares on the Pacific Stock Exchange on the last trading date next preceding the effective date of the Recapitalization, (iii) following the effective date of the Recapitalization, New Buttes distributed 14 additional shares of New Buttes for each one new share issued (or issuable) in the Recapitalization, in payment of a stock distribution payable to the holders of record of New Buttes shares on the day after the effective date of the Recapitalization (thereby effecting a 15-for-one forward stock split), (iv) the Company's corporate name was changed from Buttes Gas & Oil Co. to Reunion Resources Company, (v) the number of authorized shares of Common Stock was reduced from 200 million to eight million, and (vi) the Articles of Incorporation provision prohibiting the transfer of more than 4.75% of the Company's outstanding common stock without board approval was eliminated.

  As a result of these transactions, the authorized, issued and outstanding shares of the Company decreased. The Company had estimated, at December 31, 1993, the number of whole shares eliminated as the result of the

                           REUNION RESOURCES COMPANY

                               DECEMBER 31, 1995
purchase of fractional shares in the Recapitalization to be approximately 453,000 Old Buttes shares (or 1,510 post Reverse Split shares) at an estimated cost aggregating $127.

  At the Company's annual meeting of shareholders on June 29, 1993, the stockholders of the company approved the Reincorporation of the Company in the State of Delaware, which was effected through the merger of New Buttes, with and into the Company's wholly owned subsidiary, Reunion Resources Company, a Delaware corporation. In connection with the Reincorporation, which was effective on June 29, 1993, each outstanding share of New Buttes common stock, par value $.01 per share, was automatically converted into one substantially identical share of Reunion Resources Company (Delaware) common stock, par value $.01 per share.

 Adjustments to Treasury Stock

  On December 14, 1993, Buttes Drilling-C Company sold, through a private placement, 200,000 shares of the Company's common stock for $4.40 per share, resulting in proceeds of approximately $844, after deducting offering expenses, to be used for general corporate purposes. These shares had been accounted for in consolidation as treasury stock and carried, in the accounting records, at an average cost of $7.77 per share. As a result of selling the shares at less than carrying cost, the Company charged the excess of approximately $710 to retained earnings. In addition, the sale of these shares generated a capital loss for income tax purposes. The Company has filed amended federal income tax returns to carry the capital loss back to prior years' returns and claim $750 in refunds of alternative minimum taxes.

  On December 23, 1993, the exchange rights of the holders of the pre-bankruptcy Buttes Common and Preferred Stock and both the 16.5% and 10.25% Debentures to receive Old Buttes stocks in exchange for such securities pursuant to the Old Buttes bankruptcy reorganization plan expired. Approximately 25,000 shares reserved for these issues have been recorded as a component of treasury stock.

 Adjustments to Additional Paid-in Capital

  Paid-in capital was increased $123, $7 and $249 in 1995, 1994 and 1993, respectively, from the exercise of stock options (see Note 13). In 1995, $477 was credited to additional paid-in capital as a result of extending the expiration date of two warrants (see Note 15). In 1993, adjustments to additional paid-in capital included $745 from the Recapitalization discussed above.

 Dividends

  No dividends have been declared or paid during the past three years with respect to the common stock of the Company. Cash dividends are limited by the availability of funds, including limitations on dividends and other transfers to Reunion by ORC contained in ORC's lending agreements (see Note 10).

13. STOCK OPTIONS AND WARRANTS

  Effective July 1, 1992, the Board of Directors of the Company approved the adoption of the 1992 Nonqualified Stock Option Plan (the "1992 Option Plan"). The 1992 Option Plan, as amended, authorized the grant of options and sale of five million shares of common stock of the Company to key employees, directors and consultants. No option granted under the 1992 Option Plan may be exercised prior to six months from its date of grant or remain exercisable after ten years from the grant date. In August 1992, the Board of Directors granted options to purchase 4,220,000 common shares at $.0781 per share, determined from the average market price of the 90 days preceding the effective date, to its four directors and a consultant to the Board of Directors.

                           REUNION RESOURCES COMPANY

                               DECEMBER 31, 1995
The options became exercisable for two years after July 1, 1993. In conjunction with the Recapitalization and Reverse Split (see Note 12), the authorized and outstanding options were reduced to 250,000 and 211,000, respectively, and the exercise price of the outstanding options was increased to $1.562 per share.

  In addition, during 1992 the Company's Board of Directors approved the issuance of warrants to a director and to a consultant to the Board of Directors to purchase an aggregate of three million shares of the Company's common stock at $.0781 per share, determined from the average market price of the 90 days preceding the effective date. The warrants became exercisable for two years on July 1, 1993. In conjunction with the Recapitalization and Reverse Split (see Note 12), the outstanding warrants were reduced to 150,000 at an exercise price of $1.562. In June 1995 the expiration date of these warrants was extended to June 30, 1999 (see Note 15).

  Effective September 28, 1993, the Board of Directors of the Company approved the adoption of the 1993 Incentive Stock Option Plan (the "1993 Option Plan") for the granting of options or awards covering up to 250,000 shares of the Company's common stock to officers and other key employees. Under the terms of the 1993 Option Plan, the compensation committee of the Board of Directors is authorized to grant (i) stock options (nonqualified or incentive), (ii) restricted stock awards, (iii) phantom stock options, (iv) stock bonuses and
(v) cash bonuses in connection with grants of restricted stock or stock bonuses. In December 1993, the Company granted 80,000 incentive stock options to certain key employees at an exercise price of $6.00 per share. The options originally vested 50% in December 1994 and 50% in December 1995 and remain exercisable until December 1996. In January 1995, the Company granted 62,750 incentive stock options to certain key employees at an exercise price of $5.00 per share. The options originally vested 50% in January 1996 and 50% in January 1997 and remain exercisable until December 1999. As a result of Chatwins' acquisition of its common stock ownership in June 1995 (see Note
15), all of the outstanding options under the 1993 Option Plan became immediately exercisable.

  Changes in options and warrants outstanding under the Company's plans were as follows, as adjusted to reflect the result of the Recapitalization and Reverse Split:

                                                      1995     1994      1993
                                                     -------  -------  --------
      Outstanding, Beginning of Year................ 269,500  281,000   361,000
      Granted ($5.00--$6.00)........................  62,750     ----    80,000
      Exercised ($1.562--$5.00)..................... (56,500)  (4,500) (160,000)
      Cancelled ($5.00--$6.00)...................... (20,000)  (7,000)       --
                                                     -------  -------  --------
      Outstanding, End of Year...................... 255,750  269,500   281,000
                                                     -------  -------  --------
      Available for Grant, End of Year.............. 173,250  216,000   209,000
                                                     =======  =======  ========

                           REUNION RESOURCES COMPANY

                               DECEMBER 31, 1995

14. TAXES ON INCOME

  As a result of continuing losses and the existence of significant net operating loss carryovers, the Company incurred no income tax liability or benefit during 1995 or 1994. The Company recognized a current federal tax benefit of $750 in 1993 as a result of a capital loss carryback (see Note 12). As of December 31, 1995, the Company had net operating loss ("NOL") and investment tax credit ("ITC") carryforwards for federal income tax purposes totaling approximately $215,700 and $2,800, respectively. The NOL and ITC carryforwards expire as follows:

                                                                   NOL     ITC
                                                                 -------- ------
      1996...................................................... $     -- $  550
      1997......................................................       --    850
      1998......................................................    9,500    450
      1999......................................................   43,200    150
      2000......................................................   87,300    800
      2001-2005.................................................   65,800     --
      2006-2010.................................................    9,900     --
                                                                 -------- ------
                                                                 $215,700 $2,800
                                                                 ======== ======

  The Company's ability to use these NOL's to offset future taxable income would be limited if an "ownership change" were to occur for federal income tax purposes. As described in Note 12, the Company has proposed the merger of Reunion into RII which is intended to decrease the likelihood of such an ownership change occurring.

  Significant components of the Company's deferred tax position at December 31, 1995 and 1994 are as follows (in thousands):

                                                                1995     1994
                                                              --------  -------
Deferred tax liabilities:
  Excess tax depreciation and bases differences of assets.... $   (349) $(1,061)
  Other......................................................     (250)     (99)
                                                              --------  -------
    Total deferred tax liabilities...........................     (599)  (1,160)
                                                              --------  -------
Deferred tax assets:
  NOL and ITC carryforwards..................................   76,136   88,409
  Other......................................................      902      589
                                                              --------  -------
    Total deferred tax assets................................   77,038   88,998
                                                              --------  -------
Net deferred tax assets......................................   76,439   87,838
Valuation allowance.......................................... $(76,439) (87,838)
                                                              --------  -------
                                                              $    -0-  $   -0-
                                                              ========  =======

  The Company has continued to incur operating losses since emerging from bankruptcy in 1988, and there can be no assurance that the Company will be able to utilize the net operating and capital loss carryforwards in excess of that required to offset temporary differences which will result in future taxable income. Therefore, the Company has provided a valuation allowance for the net deferred tax asset. This valuation allowance decreased $11,399 during 1995, including $10,605 transferred to Net Assets of Discontinued Operations, and decreased $599 during 1994.

                           REUNION RESOURCES COMPANY

                               DECEMBER 31, 1995

  The Company files a consolidated U.S. federal income tax return and its U.S. subsidiaries file combined or separate company income tax returns in states in which they conduct business. The Company also has a U.S. subsidiary which files a tax return in Canada and certain Canadian provinces. The Company's consolidated federal income tax returns have not been examined by the Internal Revenue Service (the "IRS") during the last five years. However, the IRS is currently auditing the Company's claim for refund of $750 of alternative minimum tax as a result of the capital loss carryback referred to above. Certain of the Company's U.S. subsidiaries' separate company tax returns have been examined by the IRS, the results of which yielded no material adjustments to the returns as filed.

15. RELATED PARTY TRANSACTIONS

 Chatwins and Affiliates

  On June 20, 1995, Chatwins acquired 1,450,000 shares of the Company's Common Stock from Parkdale Holdings Corporation N. V. ("Parkdale") (the "Chatwins Acquisition"), resulting in the ownership by Chatwins of approximately 38% of the Common Stock outstanding. In connection with this transaction, Parkdale and Franklin Myers, a director of the company, entered into 3-year standstill agreements with Chatwins regarding the purchase, sale and transfer of Company securities and gave Chatwins 3-year proxies to vote all of their respectively-owned shares of the Company's common stock. As a result of these transactions, Chatwins has voting control of approximately 45% of the Company's outstanding Common Stock. Chatwins also acquired a warrant to purchase 75,000 shares of the Company's Common Stock for $1.562 per share (the "Chatwins Warrant").

  Charles E. Bradley, Sr., a Director of the Company since June 20, 1995 and the President and Chief Executive Officer of the Company since October 26, 1995, is the Chairman and a Director of Chatwins and the beneficial owner of approximately 68% of the outstanding common stock of Chatwins. Thomas L. Cassidy, a Director of the Company since June 20, 1995 is also a Director of Chatwins.

  On June 28, 1995, Chatwins proposed to the Board of Directors of the Company and the Board of Directors subsequently resolved that the Company extend the exercisability of the Chatwins Warrant and a similar warrant owned by Mr. Myers (the "Myers Warrant"). The Chatwins Warrant and the Myers Warrant had been scheduled to terminate by their terms on July 1, 1995. These warrants now expire on June 30, 1999. Contemporaneously with the Chatwins Acquisition, Myers agreed not to exercise the Myers Warrant until June 21, 1998.

  On September 14, 1995 the Company purchased from Chatwins Holdings, Inc. ("CHI"), a wholly-owned subsidiary of Chatwins, all of the issued and outstanding common stock and preferred stock of Oneida (the "Oneida Acquisition"). The aggregate purchase price paid to CHI for the shares totaled $3,107 which was funded entirely from internal cash reserves of the Company. Oneida's liabilities at the time of the Oneida Acquisition included $4,933 payable to Chatwins. The stock purchase agreement between the Company and Chatwins requires the Company to cause Oneida to repay the indebtedness to Chatwins ("the "Oneida/Chatwins Debt") plus interest thereon at 10% per annum from September 1, 1995 on or before September 14, 1997, or earlier from the net proceeds, if any, of the sale of the Company's other material assets. Interest is payable monthly. The financial terms of the Oneida transaction were determined based on Oneida's financial position and results of operations at and for the six months ended June 30, 1995. The terms of the transaction were approved by the unanimous vote of the directors of the Company at the time with Messrs. Bradley and Cassidy abstaining.

  On February 2, 1996, Rostone was merged with and into Oneida (the "Rostone Acquisition") pursuant to a Merger Agreement (the "Rostone/Oneida Agreement") and Oneida, as the surviving corporation, changed its

                           REUNION RESOURCES COMPANY

                               DECEMBER 31, 1995
name to Oneida Rostone Corp. ("ORC"). The purchase price payable by ORC under the Rostone/Oneida Agreement to the stockholders of Rostone is an amount up to $4,001 as follows: (i) $1 in 1996, (ii) up to $2,000 in 1997 if Rostone achieves specified levels of earnings before interest and taxes (as provided in the Rostone/Oneida Agreement) for the calender year 1996 and (iii) up to $2,000 in 1998 if Rostone achieves specified levels of earnings before interest and taxes for the calendar year 1997. Under the terms of ORC's credit facility with Congress (see Note 10), all such payments may only be made from equity contributions the Company may provide to ORC. The financial terms of the transaction were determined based on Rostone's financial position and results of operations for the fiscal year ended December 31, 1994 and for the eleven months ended November 30, 1995. The terms of the Rostone Acquisition were approved by the unanimous vote of the directors of the Company, including by all disinterested directors. In the Rostone Acquisition, ORC acquired 100% of the preferred and common stock of Rostone from CGI Investment Corp. ("CGII") a company owned 51% by Stanwich Partners, Inc. ("SPI") and 49% by Chatwins. Mr. Bradley, Mr. Poole and Richard L. Evans, Executive Vice President, Chief Financial Officer and Secretary of the Company, are officers, directors and/or shareholders of SPI. Prior to the Rostone Acquisition certain officers of Oneida were also serving as officers of Rostone and CGII.

  In connection with the Oneida Acquisition and the Rostone Acquisition, the Company hired Prudential Securities Incorporated ("Prudential") to act as its financial advisor and to provide opinions as to the fairness of the consideration paid by the Company in connection with each of the Oneida Acquisition (the "Oneida Consideration") and the Rostone Acquisition (the "Rostone Merger Consideration"). Prudential has issued its opinions, dated September 7, 1995 and January 15, 1996, respectively, that, as of such dates, the Oneida Consideration and the Rostone Merger Consideration paid by the Company were fair to the Company from a financial point of view.

  As of December 31, 1995 and February 2, 1996 the outstanding balance, including interest, of the Oneida/Chatwins Debt was $3,523 and $3,554, respectively, which continues as an obligation of ORC and is subordinated to the prior payment of indebtedness owing by ORC to Congress except that if certain conditions are met, regularly scheduled monthly interest payments may be paid when due and principal may be paid out of equity or subordinated loans that may be advanced by the Company to ORC.

  Prior to the Rostone Acquisition, Rostone was indebted to CGII pursuant to a $250 promissory note dated May 21, 1993. The note, which had an outstanding balance of $368 (principal and accrued interest) on February 2, 1996 and continues as an obligation of ORC, is subordinated to the prior payment of indebtedness owing by ORC to Congress except that if certain conditions are met, regularly scheduled monthly interest payments may be paid when due.

  Prior to the Rostone Acquisition, Rostone was the lessee of certain equipment beneficially owned by Chatwins and Mr. Bradley. Chatwins and Mr. Bradley share the risks and benefits under the lease pro rata in proportion to the purchase price of the equipment paid to the equipment manufacturer by each (57% for Chatwins and 43% for Mr. Bradley). At any time during the lease term Rostone (ORC) may purchase the equipment upon the payment of the amount which, when combined with its prior lease payments, will return to Chatwins and Mr. Bradley the amounts paid by each of them to the manufacturer plus interest thereon at 13.5% per annum, compounded monthly from the date of each co-venturer's payment to the equipment manufacturer. Chatwins and Mr. Bradley's rights to payment under the lease are subordinated to the prior payment of indebtedness owing by ORC to Congress except that if certain conditions are met, regularly scheduled monthly lease payments may be made when due and the amount due on exercise of ORC's purchase option may be paid out of the proceeds of purchase money financing provided by a non-affiliate of ORC and permitted under the terms of the Congress credit facility.

                           REUNION RESOURCES COMPANY

                               DECEMBER 31, 1995

  As described in Note 10, Mr. Bradley made loans totaling $1,350 to the Company, which the Company then used as part of a $1,550 loan it advanced to Oneida evidenced by a 10% promissory note of Oneida payable November 2, 1997. Oneida used these funds to repay a portion of the Oneida/Chatwins Debt. The Company issued two notes to Mr. Bradley for the $1,350 he advanced, each bearing interest at a rate of 10% per annum and each due and payable on September 14, 1997. According to the terms of these notes, should the Company sell any of its material assets it will prepay the notes in an amount equal to the proceeds of such sale which remain (if any), after the Company loans to ORC a portion of the net proceeds of such sale in an amount sufficient to permit ORC to repay the Oneida/Chatwins Debt. The Company's rights to payment under the $1,550 note issued by ORC are subordinated to the prior payment of indebtedness owing by ORC to Congress, except that if certain conditions are met, regularly scheduled monthly interest payments may be paid when due.

  To facilitate the closing of the Rostone Acquisition and the Loan Facility, Mr. Bradley entered into several financial arrangements with Congress and an existing creditor to Rostone. To induce Congress to consummate the Congress credit facility, Mr. Bradley guaranteed the obligations of ORC and its subsidiary under the Congress credit facility subject to a cap of $4,000, which cap declines over time to $2,000. Mr. Bradley will receive a credit support fee from ORC and subsidiary in an aggregate amount equal to one percent (1%) per annum of the amount guaranteed, payable monthly. Mr. Bradley's rights to payment of the monthly installments of the credit support fee are subordinated to the prior payment of indebtedness owing by ORC to Congress, except that if certain conditions are met, the monthly installments may be paid when due. As a further inducement to Congress Mr. Bradley entered into an environmental indemnity agreement pursuant to which Mr. Bradley agrees to indemnify Congress against liabilities that may arise from environmental problems that may be associated with ORC's existing properties and to reimburse Congress for certain investigatory and cleanup costs that Congress may incur should Congress request that those activities be performed by ORC and should ORC fail to perform them.

  To induce an existing creditor of Rostone to permit the Rostone Acquisition and Congress credit facility to be consummated, Mr. Bradley agreed to purchase from this creditor 50% of the $2,034 owing to him by Rostone on February 2, 1996 if this indebtedness was restated to provide for quarterly amortization over a two year period with interest at 10% per annum payable quarterly subject, however, to a subordination agreement with Congress. As a result of this transaction, Mr. Bradley and the creditor each holds a note from ORC in the amount of $1,017 bearing interest at 10% per annum which is subordinated to the prior payment of indebtedness owing by ORC to Congress, except that if certain conditions are met, regularly scheduled payments of interest may be paid when due.

  At December 31, 1995, Oneida had fees payable to Mr. Bradley and SPI totaling $114, included in Other Liabilities, relating to various guarantees of Oneida debt. Subsequent to the Oneida Acquisition, $30 of such fees are included in Interest Expense.

 Parkdale and Myers

  Parkdale became the Company's largest stockholder in 1988 in connection with reorganization financing provided by it to facilitate the Company's discharge from bankruptcy. From July 1992 until June 20, 1995, Mr. Myers represented Parkdale's ownership interest in the Company through an agreement giving him voting and investment control over Parkdale's stockholdings. Mr. Myers served as a director of the Company during this period and was retained by the Company as a consultant until January 1, 1995 at an annual fee of $150.

 Boreta

  In 1992, the former Board of Directors approved a $300 five year, unsecured loan to John Boreta, the former President of the Company. The loan bears interest at the London Interbank Offering Rate as it may vary from

                           REUNION RESOURCES COMPANY

                               DECEMBER 31, 1995
time to time, and accrued interest is payable annually on each December 31 through 1996 and on April 10, 1997 when the loan matures. The loan is included in Other Assets.

16. COMMITMENTS AND CONTINGENCIES

 Legal Proceedings

  On May 28, 1993, BGO filed a Complaint for Determination of Dischargeability of Claim and for Declaratory and Injunctive Relief in the United States Bankruptcy Court for the Southern District of Texas, Houston Division, naming the California Regional Water Quality Control Board ("Water Board"), the State Water Resources Control Board, the California Environmental Protection Agency, and various executive officers and directors of those boards and agency as defendants, seeking to determine the dischargeability, under the Company's bankruptcy plan, of the Water Board's claim that BGO was responsible for proposed remediation work to stop erosion at the former Gambonini mine site (the Gambonini Site) in Marin County, California (see Part I, Item 3. Legal Proceedings). In a Memorandum Opinion and Judgment (the "Order") entered on September 30, 1994, the Bankruptcy Court allowed the Water Board to file a late claim against BGO's bankruptcy estate and prohibited any attempts to liquidate its claims against BGO, other than through the late filing of a proof of claim. In March 1995, the Water Board filed an unsecured claim seeking $2,700. In October 1995, the Company reached a tentative settlement with the Water Board requiring a payment of $128 by the Company and release by the Water Board of any further action against the Company. The Company expects this settlement to be finalized during the second quarter of 1996, and has recorded an accrual for the amount of the expected settlement.

  The Company and its subsidiaries are the defendants in a number of other lawsuits and administrative proceedings, which have arisen in the ordinary course of business of the Company and its subsidiaries. The Company believes that any material liability which can result from any of such lawsuits or proceedings has been properly reserved for in the Company's financial statements or is covered by indemnification in favor of the Company or its subsidiaries, and therefore the outcome of these lawsuits or proceedings, or the matters referred to above, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

 Environmental Protection

  Various U.S. federal, state and local laws and regulations including, without limitation, laws and regulations concerning the containment and disposal of hazardous waste, oil field waste and other waste materials, the use of storage tanks, the use of insecticides and fungicides and the use of underground injection wells directly or indirectly affect the Company's operations. In addition, environmental laws and regulations typically impose "strict liability" upon the Company for certain environmental damages. Accordingly, in some situations, the Company could be liable for clean up costs even if the situation resulted from previous conduct of the Company that was lawful at the time or from improper conduct of, or conditions caused by, previous property owners, lessees or other persons not associated with the Company or events outside the control of the Company. Such clean up or costs associated with changes in environmental laws and regulations could be substantial and could have a materially adverse effect on the Company's consolidated financial position, results of operations or cash flows.

  The Company's plastic products and service business routinely uses chemicals and solvents, some of which are classified as hazardous substances. The Company's oil and gas business and related activities routinely involve the handling of significant amounts of waste materials, some of which are classified as hazardous

                           REUNION RESOURCES COMPANY

                               DECEMBER 31, 1995
substances. The Company's vineyard operations routinely use fungicides and insecticides, the handling, storage and use of which is regulated under the Federal Insecticide, Fungicide and Rodenticide Act, as well as California laws and regulations.

  Except as described in the following paragraph, the Company believes it is currently in material compliance with existing environmental protection laws and regulations and is not involved in any significant remediation activities or administrative or judicial proceedings arising under federal, state or local environmental protection laws and regulations. In addition to management personnel who are responsible for monitoring environmental compliance and arranging for remedial actions that may be required, the Company has also employed outside consultants from time to time to advise and assist the Company's environmental compliance efforts with respect to its oil and gas properties. Except as described in the following paragraph, the Company has not recorded any accruals for environmental costs.

  REC, as operator of the properties, is in process of environmental remediation of certain oil and gas properties in Calcasieu Parish, Louisiana under a remediation plan approved by the Louisiana Office of Conservation. Approximately $513 has been expended as of December 31, 1995, and REC estimates that the remaining cost of cleanup will be approximately $563. Based on its working interests in the properties, REC has recorded $380 for its share of the cost incurred and has accrued an additional $362 for its share of the estimated remaining cost. The Company was not required to make any substantial capital expenditures for pollution control purposes during 1994 or 1993.

 Operating Leases

  At December 31, 1995, the Company's minimum rental commitments under noncancellable operating leases for buildings and equipment, excluding the Houston office lease for which provision has been made in connection with the office closing (see Note 9), are as follows:

      1996................................................................. $154
      1997.................................................................  152
      1998.................................................................   83
      1999.................................................................   15
      2000.................................................................    1

  Oneida leases one property used in its manufacturing operations from an individual who was the Company's former principal owner. Oneida is obligated to pay all taxes, utilities, maintenance, repairs and insurance. This lease expires in 1998, but is renewable by Oneida for an additional five-year term. Rental expense was $67 during the three and one half months subsequent to the Oneida Acquisition.

17. SEGMENT REPORTING

  During 1995, the Company's Board of Directors resolved to pursue the sale of the Company's oil and gas assets and to discontinue the Company's oil and gas operations. The following segment information relates to the Company's continuing operations. Prior year presentation has been restated to exclude the discontinued oil and gas operations.

  The Company operates in two segments: plastic products and agriculture.

  The plastic products segment, which was acquired during 1995 (see Note 2), manufactures high volume, precision plastic products and provides engineered plastics services. The segment's Oneida division, acquired in

                           REUNION RESOURCES COMPANY

                               DECEMBER 31, 1995
September 1995, designs and produces injection molded parts and provides secondary services such as hot stamping, welding, printing, painting and assembly of such products. In addition, Oneida designs and builds custom molds at its tool shops in order to preclude component parts for specific customers. The segment's Rostone division, acquired in February 1996, compounds and molds thermoset polyester resins.

  The agriculture segment is engaged in real estate development and wine grape agricultural operations in Napa County, California.

  The following table sets forth key operating information for each business segment included in continuing operations:

                                                       1995     1994     1993
                                                      -------  -------  -------
Operating Revenues
  Plastic Products *................................. $10,855  $    --  $    --
  Agriculture........................................      --    1,619      760
                                                      -------  -------  -------
    Consolidated Total...............................  10,855    1,619      760
                                                      =======  =======  =======
Operating Income (Loss)
  Plastic Products *.................................     605       --       --
  Agriculture........................................    (325)     (53)  (2,086)
  Corporate General & Administrative.................  (3,615)  (2,428)  (2,082)
                                                      -------  -------  -------
    Consolidated Total...............................  (3,335)  (2,481)  (4,168)
                                                      =======  =======  =======
Capital Expenditures
  Plastics Products*.................................     347       --       --
  Agriculture........................................      --      610      342
  Corporate..........................................      29       --       21
                                                      -------  -------  -------
    Consolidated Total...............................     376      610      363
                                                      =======  =======  =======
Depreciation and Amortization
  Plastic Products...................................     172       --       --
  Agriculture........................................     291      244      399
  Corporate..........................................      23       --       --
                                                      -------  -------  -------
    Consolidated Total...............................     486      244      399
                                                      =======  =======  =======
Identifiable Assets
  Plastic Products...................................  19,573       --       --
  Agriculture........................................  14,412   15,386   15,229
  Oil and Gas........................................      --   31,840   35,055
  Investment in the Juliana Preserve.................   2,129    1,007       --
  Net Assets of Discontinued Operations..............  11,590       --       --
  Corporate Assets...................................   4,231    3,406    4,954
                                                      -------  -------  -------
    Consolidated Total............................... $51,935  $51,639  $55,238
                                                      =======  =======  =======

- --------
* Three and one-half months subsequent to the Oneida Acquisition.

                           REUNION RESOURCES COMPANY

                               DECEMBER 31, 1995

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

  Cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts approximate fair value because of the short maturities of these instruments.

  Long term notes receivable. These notes, totaling approximately $497, were issued by individuals in private transactions with the Company. One note, for $300, bears interest at a variable rate and matures in April 1997. The other notes, totaling $197, bear interest at 11% and mature in January 2000. It is not practicable to estimate the fair value of these instruments because no ready market exists for these instruments.

  Long term debt. Approximately 50% of the Company's long term debt has variable rates of interest and 10% bears interest at fixed rates approximating current market rates. Accordingly, management estimates that the carrying amounts approximate the fair value, approximately $7,411 at December 31, 1995 and $3,262 at December 31, 1994. Approximately 40% ($4,815) of the long term debt is related party debt for which comparable instruments do not exist. Accordingly, it is not practicable to estimate the fair value of this debt. This debt bears interest at 10%, matures in September 1997 and is subject to prepayment under certain circumstances (see Note 10).

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  Results of operations by quarter for the years ended December 31, 1995 and 1994 are set forth in the following table:

                                                   1995 QUARTER ENDED
                                            -----------------------------------
                                            MARCH 31  JUNE 30  SEPT 30  DEC 31
                                            --------  -------  -------  -------
Operating Revenue.......................... $    --   $    --  $ 1,804  $ 9,051
Less Operating Costs and Expenses..........     437     1,051    2,894    9,808
                                            -------   -------  -------  -------
Operating Loss.............................    (437)   (1,051)  (1,090)    (757)
Other Income and Expenses, Net.............      65       (70)    (101)    (140)
                                            -------   -------  -------  -------
Loss from continuing operations............    (372)   (1,121)  (1,191)    (897)
Loss from discontinued operations..........  (3,877)   (1,772)  (1,953)  (2,787)
                                            -------   -------  -------  -------
Net Loss................................... $(4,249)  $(2,893) $(3,144) $(3,684)
                                            =======   =======  =======  =======
Loss Per Common Share and Common Share
 Equivalent................................ $ (1.12)  $  (.76) $  (.82) $  (.95)
                                            =======   =======  =======  =======

  Significant items included above which might affect comparability are as follows:

Continuing operations:
  Provision for Severance and Exit Costs.......     --      --  (1,115)   (175)
  Charge for extension of warrant exercise
   period......................................     --    (477)     --      --
Discontinued operations:
  Impairment of oil and gas properties......... (3,858) (1,658) (1,464)     --
  Litigation settlement........................     --      --      --     874
  Provision for loss on disposal of oil and gas
   operations..................................     --      --      --  (3,830)

                           REUNION RESOURCES COMPANY

                               DECEMBER 31, 1995

                                                    1994 QUARTER ENDED
                                              --------------------------------
                                              MARCH 31 JUNE 30 SEPT 30  DEC 31
                                              -------- ------- -------  ------
Operating Revenue............................  $  --    $  --  $ 1,619  $   --
Less Operating Costs and Expenses............    662      902    2,015     521
                                               -----    -----  -------  ------
Operating Loss...............................   (662)    (902)    (396)   (521)
Other Income and Expenses, Net...............    (23)      19      (30)  1,855
                                               -----    -----  -------  ------
Income (Loss) from continuing operations.....   (685)    (883)    (426)  1,334
Loss from discontinued operations............   (111)     (32)  (3,187)   (100)
                                               -----    -----  -------  ------
Net Income (Loss)............................  $(796)   $(915) $(3,613) $1,234
                                               =====    =====  =======  ======
Income (Loss) Per Common Share and Common
 Share Equivalent............................  $(.20)   $(.24) $  (.95) $  .31
                                               =====    =====  =======  ======

  Significant items included above which might affect comparability are as follows

Continuing operations:
  Gain on sale of mineral properties......................  --  --     --  2,139
Discontinued operations:
  Impairment of oil and gas properties....................  --  -- (3,183)    --

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Reunion Resources Company

  Our audit of the consolidated financial statements referred to in our report dated March 27, 1996 also included an audit of the Financial Statement Schedule at December 31, 1995 and for the year then ended listed in item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

Stamford, Connecticut
March 27, 1996

                           REUNION RESOURCES COMPANY

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                            (AMOUNTS IN THOUSANDS)

                                       ADDITIONS
                          BALANCE  ------------------
                         BEGINNING CHARGES TO                            BALANCE END
                          OF YEAR   EARNINGS   OTHER     DEDUCTIONS(1)     OF YEAR
                         --------- ---------- -------    -------------   -----------
Year ended December 31,
 1995:
 Deducted from asset
  accounts:
  Allowance for doubtful
   accounts.............  $   215     $ 36    $   283(2)   $   (219)(3)    $   315
  Reserve for excess and
   obsolete inventory...       --       49        151(2)        (62)           138
  Deferred tax asset
   valuation reserve....   87,838       --         --       (11,399)(3)     76,439
                          -------     ----    -------      --------        -------
    Totals..............  $88,053     $ 85    $   434      $(11,680)       $76,892
Year ended December 31,
 1994:
 Deducted from asset
  accounts:
  Allowance for doubtful
   accounts.............  $   206     $  9    $    --      $     --        $   215
  Reserve for excess and
   obsolete inventory...       --       --         --            --             --
  Deferred tax asset
   valuation reserve....   88,437       --         --          (599)        87,838
                          -------     ----    -------      --------        -------
    Totals..............  $88,643     $  9    $    --      $   (599)       $88,053
Year ended December 31,
 1993:
 Deducted from asset
  accounts:
  Allowance for doubtful
   accounts.............  $   825     $157    $    --      $   (776)(3)    $   206
  Reserve for excess and
   obsolete inventory...       --       --         --            --             --
  Deferred tax asset
   valuation reserve....       --       --     88,437(4)         --         88,437
                          -------     ----    -------      --------        -------
    Totals..............  $   825     $157    $88,437      $   (776)       $88,643

- --------
(1) Utilization of established reserves, net of recoveries
(2) Added with the acquisition of businesses
(3) Includes balances reclassified to discontinued operations and other accounts
(4) Reflects the adoption of statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" on January 1, 1993

                                 EXHIBIT INDEX

  2.1 --Definitive Proxy Statement dated June 7, 1993, relating to the
       Predecessor's Annual Meeting of Shareholders to be held June 29, 1993.
       Incorporated by reference to Exhibit 2.1 to Form 8-B dated
       June 17, 1993.
  2.2 --Merger Agreement by and between Reunion Resources Company and Reunion
       Industries, Inc. Incorporated by reference to Exhibit 2.1 to
       Registration Statement on Form S-4 (No. 33-64325).
  3.1 --Certificate of Incorporation of Reunion Resources Company. Incorporated by reference to Exhibit 3.1 to Form 8-B dated June 17, 1993.
  3.2 --Certificate of Incorporation of Reunion Industries, Inc. Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 (No.
       33-64325).
  3.3 --Bylaws of Reunion Resources Company, Incorporated by reference to
       Exhibit 3.2 to Form 8-B dated June 17, 1993.
  3.4 --Bylaws of Reunion Industries, Inc. Incorporated by reference to Exhibit
       3.2 to Form 8-B dated June 17, 1993. (Effective following merger with
       Reunion Resources Company.)
  4.1 --Specimen Stock Certificate evidencing the Common Stock, par value $.01 per share, of Reunion Industries, Inc. Incorporated by reference to
       Exhibit 4.1 to the Company's Registration Statement on Form S-4
       (Registration No. 33-64325).


 10.1 --Amended Agreement Re Water Rights dated January 17, 1989, between
       Freedom Federal Savings and Loan Association and Pope Vineyards.
       Incorporated by reference to Exhibit 4.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988 (Commission File No.
       1-7726).
 10.2 --Water System Deed of Trust and Security Agreement between Pope
       Vineyards, Freedom Federal Savings and Loan Association and Title
       Insurance and Trust Company, Incorporated by reference to Exhibit 4.15 to the Company's Annual Report on Form 10-K for the year ended December
       31, 1988 (Commission File No. 1-7726).
 10.3 --Form of Operating Agreement dated March 24, 1989, between Buttes
       Resources Company, as Operator, and PNB Securities Corporation,
       California-Louisiana Production Co., The Bank of California, National
       Association and Federal Deposit Insurance Corporation, as Non-Operators.
       Incorporated by reference to Exhibit number 10.41 to the Company's
       Annual Report on Form 10-K for the year ended
       December 31, 1988 (Commission File No. 1-7726).
 10.4 --Buttes Gas & Oil Co. 1992 Nonqualified Stock Option Plan. Incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-
       K for the year ended December 31, 1992.
 10.5 --Form of Stock Option Agreement for options issued pursuant to the 1992
       Nonqualified Stock Option Plan. Incorporated by reference to Exhibit
       10.36 to the Company's Annual Reports on Form 10-K for the year ended
       December 31, 1992.
 10.6 --Form of Warrants expiring June 30, 1995 to purchase an aggregate of 3,000,000 shares of Common Stock of Buttes Gas & Oil Co. Incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.
 10.7 --Vineyard Management Agreement between Juliana Vineyards and Freedom
       Vineyards, Inc. dated June 4, 1993, as amended. Incorporated by reference to Exhibit number 4.26 to the Current Report on Form 8-K dated
       June 25, 1993.
 10.8 --Property Transfer Agreement and Escrow Instructions between Juliana
       Vineyards and Freedom Vineyards, Inc. dated June 25, 1993. Incorporated by reference to Exhibit number 4.26 to the Current Report on Form 8-K dated June 25, 1993.
 10.9 --Reunion Resources Company 1993 Incentive Stock Plan. Incorporated by reference to Exhibit number 10.34 to the Company's Annual Report on From
       10-K for the year ended December 31, 1993.

 10.10 --Form of Stock Option Agreement for options issued pursuant to the 1993
        Incentive Stock Plan. Incorporated by reference to Exhibit number 10.35 to the Company's Annual Report on Form 10-K for the year ended December
        31, 1993.
 10.11 --Purchase and Sale Agreement dated May 5, 1994, between Reunion Energy
        Company and Santa Fe Minerals, Inc., relating to the purchase of Santa
        Fe Minerals, Inc.'s interest in producing gas properties. Incorporated by reference to Exhibit number 10.36 to the Company's Form 8-K dated
        June 14, 1994.
 10.12 --Joint Venture Agreement of The Juliana Preserve, a Joint Venture dated as of October 1, 1994. Incorporated by reference to Exhibit number
        10.39 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
 10.13 --Severance Agreement by and between Reunion Resources Company and
        Thomas N. Amonett, dated November 16, 1994. Incorporated by reference to Exhibit number 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
 10.14 --Severance Agreement by and between Reunion Resources Company and W.
        Kyle Willis, dated November 16, 1994. Incorporated by reference to
        Exhibit number 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
 10.15 --Development and Marketing Agreement by and between The Juliana
        Preserve, A Joint Venture, and Juliana Pacific, Inc. dated January 1,
        1995. Incorporated by reference to Exhibit number 10.42 to the
        Company's Annual Report on Form 10-K for the year ended December 31,
        1994.
 10.16 --Arrangement letter between Reunion Resources Company and Petrie
        Parkman & Co. dated January 19, 1995. Incorporated by reference to
        Exhibit number 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
 10.17 --Stock Purchase Agreement dated September 14, 1995, between Reunion
        Resources Company and Chatwins Holdings, Inc. relating to the purchase of Oneida Molded Plastics Corporation. Incorporated by reference to
        Exhibit 10.44 to the Company's Current Report on Form 8-K dated
        September 14, 1995.
 10.18 --Letter Agreement between Chatwins Group, Inc. and Reunion Resources
        Company dated September 14, 1995. Incorporated by reference to Exhibit
        10.45 to the Company's Current Report on Form 8-K dated September 14,
        1995.
 10.19 --Merger Agreement, dated as of December 22, 1995 (executed February 2,
        1996) between Oneida Molded Plastics Corp. and Rostone Corporation.
        Incorporated by reference to Exhibit 2.1 to the Company's Current
        Report on Form 8-K dated February 2, 1996.
 11.1  --Computation of Earnings Per Share.
 16.1  --Letter from Arthur Andersen LLP regarding Change in Certifying
        Accountant. Incorporated by reference to Exhibit 16.1 to the Company's
        Current Report on Form 8-K dated October 26, 1995.
 22.1  --List of subsidiaries and jurisdictions of organization. Incorporated by reference to Exhibit 22.1 to the Company's Annual Report on Form 10-
        K for the year ended December 31, 1994.
 23.1  --Consent of Independent Public Accountants--Price Waterhouse LLP.
 23.2  --Consent of Independent Public Accountants--Arthur Andersen LLP.
 23.3  --Consent of Prudential Securities Incorporated. Incorporated by
        reference to Exhibit 23.2 to the Company's Registration Statement on
        Form S-4 (No. 33-64325).
 27    --Financial Data Schedule
 99.1  --Opinion of Arthur Andersen LLP, dated March 27, 1996.
 99.2  --Opinion of Prudential Securities Incorporated, dated September 7,
        1995. Incorporated by reference to Exhibit 99.1 to the Company's
        Registration Statement on Form S-4 (No. 33-64325).
 99.3  --Opinion of Prudential Securities Incorporated, dated January 15, 1996.
        Incorporated by reference to Exhibit 99.2 to the Company's Registration
        Statement on Form S-4 (No. 33-64325).